Form 10KSB
period 1994-12-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission File Number 0-25582

                             GRACE DEVELOPMENT, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                  COLORADO                                 84-1110469
                  --------                                 ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

2685 South Dayton Way 2, Unit 42 Denver CO                    80231
------------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: 303-337-5700

Securities registered under Section 12(b) of the Exchange Act: None Title of each class: None

Securities registered under Section 12(g) of the Act: Common Stock Title of each class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for its most recent fiscal year: $0 (1999).

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,367,746 as at July 16,1999, based on the closing sale price of $ 6.68 . The number of shares of Common Stock outstanding as at July 1, 1999 was 7,599,962.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports herein for items incorporated by reference into this Annual Report of Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF  BUSINESS.

GENERAL. Grace Development, Inc., originally organized in 1989 (the "Company"), is pursuing one or more acquisitions of other businesses, with the preference of acquiring operating and revenue generating concerns. The Company has no revenues. The Company is seeking qualified business acquisition opportunities which may satisfy certain needs, to be modified from time to time as determined by Management, but will generally include the following considerations: the experience or ability of management of the acquisition; the financial history of the acquisition candidate; the opportunity of the acquisition candidate to generate significant future revenues and profits in its business area or areas; the ability of the acquisition candidate to satisfy the cash needs of an operating public company; and the ability to expand business operations in the future.

PERSONNEL. The Company currently has one employee, its President. There are no collective bargaining agreements or unions of any type. Management believes its relationship with its employee(s) has been good. No binding employment agreements exist.

BUSINESS STRATEGY. The current strategy is to keep costs at a minimum while pursuing viable business acquisition opportunities. The Company will not restrict its search to any specific business, industry or geographical location, and it may participate in a business venture of virtually any kind or nature. Management of the Company will not consult with the Company's shareholders with respect to identifying, researching, analyzing and acquiring a business opportunity for the Company.

The Company anticipates that the selection of a business opportunity will be complex and will entail a high degree of risk. Business opportunities exist in many different industries and at various stages of development, all of which will make the task of locating and researching these business opportunities difficult. The Company has virtually no capital with which to provide the owners of business opportunities with cash or other assets. The owners of business opportunities will probably incur significant merger, or similar costs. The Company will also incur costs in connection with the acquisition of a business opportunity.

The analysis of business opportunities will be undertaken by the Management of the Company (not a professional business analyst.) Any business opportunity in which the Company participates will present risks. Many risks cannot be adequately identified prior to selection of the specific opportunity. In implementing its participation in a particular business opportunity, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may pay a consulting, finder or similar fee for locating and/or helping as to a merger or acquisition candidate.

The Company is an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company.

FORWARD STATEMENTS. Certain statements in this Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

YEAR 2000 (Y2K) READINESS DISCLOSURE. The Company may be subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce. Moreover, businesses might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000, arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on the business, financial condition and results of operations during this calendar year change. Information technology time and date data processes including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in the products and services which may be offered by the Company through future endeavors should function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect performance, given Management's position not to start any business or acquire any business unless satisfactory confirmation of Y2K readiness is addressed (as best as reasonable).

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not maintain any formal business office, and has relied upon facilities supplied by its Management, at no cost.

ITEM 3. LEGAL PROCEEDINGS.

Management knows of no litigation by or against the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: GCDV) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW--CALENDAR 1995

                                     H           L
                                     -           -
First Quarter (Jan.-March)        $  5.00     $ .875
Second Quarter (April-June)       $   .75     $  .25

Third Quarter (July-Sept.)        $.65625     $  .25
Fourth Quarter (Oct.-Dec.)        $  .375     $.0625

QUARTER HIGH/ LOW--CALENDAR 1996

                                     H            L
                                     -            -
First Quarter (Jan.-March)        $  .125     $ .0625
Second Quarter (April-June)       $    .1     $.03125
Third Quarter (July-Sept.)        $   .04     $   .02
Fourth Quarter (Oct.-Dec.)        $   .02     $   .01

QUARTER HIGH/ LOW--CALENDAR 1997

                                     H            L
                                     -            -
First Quarter (Jan.-March)        $ .0125     $   .01
Second Quarter (April-June)       $   .01     $  .005
Third Quarter (July-Sept.)        $  .005     $  .005
Fourth Quarter (Oct.-Dec.)        $ .0075     $  .005

QUARTER HIGH/ LOW--CALENDAR 1998

                                     H            L
                                     -            -
First Quarter (Jan.-March)        $.0075      $  .005
Second Quarter (April-June)       $.005       $  .005
Third Quarter (July-Sept.)        $.005       $  .001
Fourth Quarter (Oct.-Dec.)        $.001       $  .001

QUARTER HIGH/ LOW--CALENDAR 1999

                                     H            L
                                     -            -
First Quarter (Jan.-March)          $.5       $ .0010

The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. There were 524 shareholders of record of Common Stock as at July 16, 1999. To date, the Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings to finance the growth and development of the Company's businesses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates. Currently, Management is seeking to maintain costs at a minimum while seeking business acquisition opportunities. The Company has experienced significant losses from operations. Management anticipates that losses should relatively decrease as time passes and one or more other businesses are acquired.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Stock Issued for Services

During the periods described below, the Company issued shares of its common stock to consultants for services to the Company. Shares have been recorded using the maximum offering price unless otherwise stated. The value of these shares was charged to expense.

On July 24, 1994, the Company issued 1,000,000 shares, valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the location, acquisition and financing of business opportunities and operating assets. An acquisition was found, but the acquisition agreement which the Company entered into was later rescinded. The Company disputes the issuance of shares to the Consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On November 11, 1994, the Company issued 100,000 shares, valued at $200,000, for consulting services and professional fees.

On November 21, 1994, the Company issued 50,000 shares, valued at $150,000, for consulting services and professional fees.

Stock Issued for Debt.

On November 5, 1994 the Company issued 5,000,000 shares, in satisfaction of a $200,000 debt. The $200,000 represented a non-refundable security deposit established on behalf of the Company for a potential acquisition, which was later rescinded.

PLAN OF OPERATION.

The Company's plan of operation for the next twelve-month period is to focus upon the acquisition and/or establishment of additional revenue generating businesses . The Company believes it can satisfy cash requirements through the end of 1999. Until an acquisition is made, the Company intends to keep expenses at a minimum, paying nominal expenses from possible loans by Management, and Management will only select an acquisition it believes will have the ability to pay the cash needs of the Company, all without any guarantees. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements of the Company in response to this Item are attached beginning at F-1.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

NAME:               AGE:      POSITION:

Jacob Barrocas       49       President, Treasurer, Secretary, and Sole Director

Jacob Barrocas. Mr. Barrocas currently serves as the Management of the Company, being President, Treasurer, Secretary and sole Director, since December 1, 1997. His background includes, consulting to private and public companies, as applicable, on the structuring of "going public" transactions, mergers, acquisitions, locating and working with industry professionals and consultants, and similar advice. He has provided such service to numerous companies in the capacity of an individual consultant for over the past five years.

John Oliver. Mr. Oliver was a Director of the Company from February 1991 and President from October 4, 1993 and resigned from all positions in July 1994. He was the President of Olven Management Ltd., a privately held mining consulting firm in Peachland, British Columbia, Canada for over 12 years.

Maryann Klimm. Mrs. Klimm was a Director and Secretary of the Company from July, 1994, and in September, 1995 she became President, replacing Mr. Alex Klimm, her husband. She then resigned in December 1997 and was replaced with Mr. Barrocas.

Alex Klimm. Mr. Klimm, Mrs. Klimm's husband, was President, Treasurer and a Director from July 1994, until September 1995.

Warren Casperson. Mr. Casperson was a Director of the Company from February 1991 and Secretary since October 4, 1993 and resigned from all positions in July 1994. He has been President of Enviro-Save Products and its predecessor, Microton, Canada, a privately-held manufacturer and distributor of performance enhancing products used in internal combustion engines, located in Burnaby, British Columbia, Canada, for over eight years.

Lisa Bailey. Ms. Bailey was a Director of the Company from February 1991 and Treasurer since October 4, 1993, and resigned from all positions in July 1994. She was self-employed as a chartered accountant in Smith Falls, Ontario, Canada for over ten years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOUSURES.

The Company's Board of Directors determined on July 10, 1999, to engage Dohan and Company, Certified Public Accountants, Miami, Florida ("Dohan & Co."), to audit the financial statements attached hereto. Dohan & Co. replaced the Company's prior independent auditor, Davis & Co., CPAs, P.C. Englewood, Colorado ("Davis & Co."). Davis & Co.'s prior report on the financial statements of the Company did not contain and adverse opinion or disclaimer of opinion or any modification as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Davis & Co. Davis & Co. did not resign, did not decline to stand for re-election but was not re-elected.

ITEM 10. EXECUTIVE COMPENSATION.

EMPLOYEE SALARIES. The current President of the Company serves without compensation at this time, and has received no compensation. The Director of the Company does not currently receive any compensation for services as Directors. No employment agreement exists with any officers of the Company. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth known beneficial ownership of common stock of the Company as of July 16, 1999 by each person (except Management) owning 5% or more of the Common Stock of the Company (also see table below).

NAME AND ADDRESS(1)           AMOUNT AND NATURE          PERCENT OF OWNERSHIP(2)

Signal Compression, Inc.      5,000,000 (of record)      66%
Suite 406
3507 North Central Ave.
Phoenix, AZ  85012

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.

(2) Rounded to nearest whole number.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

NAME AND ADDRESS(1)           AMOUNT AND NATURE          PERCENT OF OWNERSHIP(2)

Jacob Barrocas                    0                         0

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.

(2) Rounded to nearest whole number.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - Form 10-KSB.

   Exhibit 27       Financial Data Schedules       Attached

b. Reports on Form 8-K. No Reports were filed for the last quarter of the fiscal year covered by this report

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GRACE DEVELOPMENT, INC. By:

                                     /S/ JACOB BARROCAS
                                     -------------------------------------------
                                     Jacob Barrocas, President

Date: 07/16/99.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By: /S/ JACOB BARROCAS
                                     -------------------------------------------
                                     Jacob Barrocas, President
                                     (principal executive officer)
                                     and Treasurer (principal financial officer)


Date:07/16/99.

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993

                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITOR'S REPORT                                               F2

FINANCIAL STATEMENTS
   Balance Sheets                                                          F3
   Statements of Operations                                                F4
   Statements of Cash Flows                                                F5
   Statement of Changes in Stockholders' Equity (Deficiency In Assets)     F6
   Notes to Financial Statements                                           F7-F9

Dohan and Company                                  7700 North Kendall Drive #204
Certified Public Accountants                       Miami, Florida 33156-7578
A Professional Association                         Telephone: 305-274-1366
                                                   Facsimile: 305-274-1368

                          Independent Auditor's Report

Stockholders and Board of Directors
Grace Development, Inc.
Waterloo, Ontario, Canada

We have audited the accompanying balance sheet of Grace Development, Inc., (a Development Stage Company) as of December 31, 1994, and the related statements of operations, cash flows, and statement of changes in stockholders' equity (deficiency in assets) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Grace Development, Inc. (a Development Stage Company) as of December 31, 1993, and for the year then ended were audited by other auditors whose report dated March 31, 1994, on those statements included an explanatory paragraph that referred to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace Development, Inc. (a Development Stage Company) at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Dohan and Company, PA
                                              Certified Public Accountants

July 15, 1999
Miami, Florida

Member:

Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
SC International-Offices in Principals Cities World-Wide

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
                                                              December 31,
                                                           1994         1993
                                                           ----         ----

ASSETS

  TOTAL ASSETS                                           $      --    $      --
                                                         ---------    ---------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable                                         $      --    $   6,224
Accrued liabilities                                          1,500           --
                                                         ---------    ---------

  TOTAL CURRENT LIABILITIES                                  1,500        6,224
                                                         ---------    ---------

COMMITMENT AND CONTINGENCY (Notes 6 and 7)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                  --           --
Common stock; no par value; 800,000,000 shares
  authorized; 7,149,962 and 999,962 shares issued
  and outstanding                                          770,150       20,150
Deficit accumulated during the development stage          (771,650)     (26,374)
                                                         ---------    ---------

  TOTAL DEFICIENCY IN ASSETS                               (1,500)      (6,224)
                                                         ---------    ---------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS               $      --    $      --
                                                         ---------    ---------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                            Since
                                                                          Inception
For the years ended December 31,                1994          1993     January 6, 1989
                                                ----          ----     ---------------
COSTS AND EXPENSES
Interest                                   $       522    $       776    $     3,296
Loss on security deposit                       200,000             --        200,000
Other operating expenses                         3,800             --          3,850
Professional fees                              540,954          8,200        564,504
                                           -----------    -----------    -----------

TOTAL COSTS AND EXPENSES AND NET LOSS         (745,276)        (8,976)      (771,650)
                                           -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (PRIMARY AND FULLY DILUTED)     2,194,072        999,962      1,268,556

BASIC NET LOSS PER SHARE
 (PRIMARY AND FULLY DILUTED)               $      (.34)   $      (.01)   $      (.61)
                                           -----------    -----------    -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                         Cumulative
                                                                           Since
                                                                         Inception
For the years ended December 31,                 1994         1993    January 6, 1989
                                                 ----         ----    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $(745,276)   $  (8,976)    $(771,650)
Adjustments to reconcile net loss to net
   cash provided by operating activities:

Stock issued for services and debt              550,000                    550,000

Loss on security deposit                        200,000                    200,000

Changes in assets and liabilities:
Decrease in accounts payable                     (6,224)      (6,524)           --
Increase in accrued liabilities                   1,500           --         1,500
Amounts due to investor                              --       15,500        15,500
                                              ---------    ---------     ---------

NET CASH USED BY OPERATING ACTIVITIES                --           --        (4,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                             --         1,300
Additional capital contributed                       --           --         3,350
                                              ---------    ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES            --           --         4,650
                                              ---------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                 --           --
                                              ---------    ---------     ---------

NET INCREASE (DECREASE) IN CASH                      --           --            --

CASH, beginning of year                              --           --            --

                                              ---------    ---------     ---------
CASH, end of year                             $      --    $      --     $      --
                                              ---------    ---------     ---------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS:
Interest paid through the
  issuance of common stock                    $     522    $      --     $     522
Accounts payable satisfied
  through the issuance of
  common stock                                $   6,224    $      --     $   6,224
Stock issued in satisfaction of debt          $ 200,000    $      --     $ 200,000
                                              ---------    ---------     ---------

Non-cash investing and financing activity in 1994 consists of financing the $200,000 security deposit through a $200,000 note payable.

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Statement of Changes in stockholders' Equity (Deficiency in Assets) For the Period from Inception (January 6, 1989) to December 31, 1989 and for the years ended December 31, 1990, 1991, 1992 and 1993

                                                                                                 Total
                                                                      Deficit accumulated    stockholders'
                                             Common Stock                 during the        equity (deficiency
                                          Shares      Amount           development stage       in assets)
                                          ------      ------           -----------------    ------------------
Shares Issued In January 1989
  In exchange for cash of
  $.001 per share to:
    Officer and director                   300,000   $       300         $         --          $       300
    Related entity                         999,962         1,000                   --                1,000

Additional capital contributed
  by officer and director for
  no consideration                              --         3,350                   --                3,350

Net loss for the period from
  Inception(January 6, 1989)to
  December 31, 1989                             --            --               (8,402)              (8,402)
                                         ---------   -----------          -----------          -----------

Balance at December 31, 1989             1,299,962         4,650               (8,402)              (3,752)

Shares returned by former
  officer and canceled -
  March 1990                              (300,000)           --                   --                   --

Net loss for 1990                                                              (7,554)              (7,554)
                                         ---------   -----------          -----------          -----------

Balance at December 31, 1990               999,962         4,650              (15,956)             (11,306)

Net loss for 1991                               --            --                 (668)                (668)
                                         ---------   -----------          -----------          -----------

Balance at December 31, 1991               999,962         4,650              (16,624)             (11,974)

Net loss for 1992                               --            --                 (774)                (774)
                                         ---------   -----------          -----------          -----------

Balance at December 31, 1992               999,962         4,650              (17,398)             (12,748)

Contribution of capital In
October 1993 by shareholder                     --        15,500                   --               15,500

Net loss for 1993                               --            --               (8,976)              (8,976)
                                         ---------   -----------          -----------          -----------

Balance at December 31, 1993               999,962        20,150              (26,374)              (6,224)

Net loss for 1994                                                            (745,276)            (745,276)

Shares issued for services and debt      1,150,000       550,000                   --              550,000

Shares issued in satisfaction of debt    5,000,000       200,000                   --              200,000
                                         ---------   -----------          -----------          -----------
Balance at December 31, 1994             7,149,962   $   770,150          $  (771,650)         $    (1,500)
                                         ---------   -----------          -----------          -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS HISTORY OF DEVELOPMENT STAGE COMPANY Grace Development, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 6, 1989, for the purpose of seeking, investigating and if warranted, acquiring an interest in business opportunities presented to it by persons or firms that wish to obtain the perceived advantages of becoming a publicly-held corporation. The Company is still in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board because the Company's principal operations have not yet commenced.

In March 1990, the Company's Board of Directors determined that a planned merger with another previously unrelated entity, By American U.S.A. ("BAU"), would not be finalized because of a variety of factors including the fact that the purported new officers and directors never filled their offices and acted as officers and directors of the Company, and that the purported new principal place of business of the Company and BAU were closed with no forwarding addresses available. Consequently, the 9,000,000 shares of the Company's common stock which were going to be issued to BAU in connection with this transaction were returned to the Company and regarded as never issued. The Company's original Board of Directors was reconstituted in March 1990, once it became apparent that the proposed merger had not been consummated.

During March 1990, the Company's former officer and director reconveyed his 300,000 shares of the Company's common stock to the Company for no consideration. These shares were then canceled.

In February 1991, the Company's original officers and directors resigned and new officers and directors were appointed.

Because of the lack of funds as further described in Note 3, the Company became inactive in approximately March 1990, and conducted no activities until April 1993, when it began to perform limited administrative activities.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at December 31, 1994 or 1993.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding.

DEVELOPMENT STAGE COMPANY The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1994

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

FAIR VALUE OF FINANCIAL INSTRUMENTS Financial instruments are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

RECLASSIFICATIONS AND RESTATEMENTS Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. As of December 31, 1994, the Company has net operating loss carryforwards available as follows:

                                                           Year
Year                                Amount                Expires
1994                               $745,276                2009
1993                                  8,976                2008
1992                                    774                2007
1991                                    668                2006
1990                                  7,554                2005
1989                                  8,402                2004
                                   --------
                                   $771,650

However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, as a result of those changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(771,650) at December 31, 1994. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1994

4. ACCOUNTS PAYABLE

Certain accounts payable of the Company bear interest at the rate of 1.5% per month (18% per annum). Of the accounts payable as of December 31, 1993, $1,450 were paid in early 1994. The balance of accounts payable was not interest bearing and was satisfied through the issuance of common stock.

5. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board of Directors shall determine the distinguishing features of each, including preferences, rights and restrictions, by resolution upon the establishment of such series. No such shares have been issued to date.

6. COMMON STOCK

Stock Issued for Services

During the periods described below, the Company issued shares of its common stock to consultants for services to the Company. Shares have been recorded using the maximum offering price unless otherwise stated. The value of these shares was charged to expense.

On July 24, 1994, the Company issued 1,000,000 shares, valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the location, acquisition and financing of business opportunities and operating assets. An acquisition was found, but the acquisition agreement which the Company entered into was later rescinded. The Company disputes the issuance of shares to the Consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On November 11, 1994, the Company issued 100,000 shares, valued at $200,000, for current and previous consulting services and professional fees.

On November 21, 1994, the Company issued 50,000 shares, valued at $150,000, for consulting services and professional fees.

Stock Issued for Debt.

On November 5, 1994 the Company issued 5,000,000 shares, in satisfaction of a $200,000 debt. The $200,000 represented a non-refundable security deposit established on behalf of the Company for a potential acquisition, which was later rescinded.

7. CONTINGENCY

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company does not own any computer systems as of year-end and does not have any key suppliers. Thus, the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

8. SUBSEQUENT EVENTS

On January 25, 1995, the Company issued 40,000 shares valued at $120,000 for consulting services.

On January 6, 1995, the Board of Directors approved the issuance of 80,000 additional shares of the Company's common stock to be issued for consulting services. These shares were issued in connection with a consulting agreement with respect to a potential agreement and plan of merger. The Company did not enter into an agreement and plan of merger, thus the Company disputes the issuance of shares to the consultant.

On April 10, 1995, the Board of Directors approved the issuance of 330,000 additional shares of the Company's common stock to be issued for consulting services. These shares issued in connection with a consulting agreement with respect to the finders fee relating to the Corporation's consummation of the transactions between the Company and consultant. The agreement which the Company entered into was later rescinded. The shares have been blocked from trading.