Form 10QSB
period 1995-03-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-25582

                             GRACE DEVELOPMENT, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            COLORADO                                   84-1110469
            --------                                   ----------
 (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                  2685 So. Dayton Way Unit 42 Denver, CO 80231
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                  303-337-5700
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

As at July 1, 1999, the registrant had outstanding 7,599,962 shares of Common Stock.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

Please see enclosed financial statements.

                           PART 2 - OTHER INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

MISSION STATEMENT. The current mission of the Company is to seek out and acquire qualified business acquisition opportunities that may satisfy certain needs, to be modified from time to time as determined by Management. Generally these needs include the following considerations: The experience or ability of management of the acquisition. The financial history of the acquisition; the opportunity of the acquisition to generate significant future revenues and profits in its business area or areas; the ability of the acquisition to satisfy the cash needs of an operating public company; and the ability to expand business operations in the future.

PLAN OF OPERATION. Currently, the Company has no or nominal revenues, while operating as a company seeking mergers, acquisitions and similar opportunities. The Company's plan of operation for the next twelve-month period is to focus upon the acquisition and/or establishment of revenue generating businesses. The Company believes it can satisfy current cash requirements. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses.

FORWARD STATEMENTS. Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

YEAR 2000 (Y2K) READINESS DISCLOSURE. The Company may be subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce. Moreover, businesses might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on the business, financial condition and results of operations during this calendar year change. Information technology time and date data processes including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in the products and services which may be offered by the Company through future endeavors should function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect performance, given Management's position not to start any business or acquire any business unless satisfactory confirmation of Y2K readiness is addressed (as best as reasonable).

                                   SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Grace Development Inc. (Registrant)


                                       by: /s/ Jacob Barrocas,
                                           -------------------------------------
                                           President and Treasurer
                                           (Principal Executive Officer
                                           and Principal Financial Officer)

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1995

                                    CONTENTS
                                                                          Page

FINANCIAL STATEMENTS
    Balance Sheets                                                         F3
    Statements of Operations                                               F4
    Statements of Cash Flows                                               F5
    Notes to Financial Statements                                          F7-F9

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                March 31,     December 31,
                                                                  1995           1994
                                                               (Unaudited)     (Audited)
                                                               -----------     ---------
ASSETS

     TOTAL ASSETS                                              $        --    $        --
                                                               ===========    ===========


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                                  2,000          1,500
                                                               -----------    -----------

     TOTAL CURRENT LIABILITIES                                 $     2,000    $     1,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares authorized;            --             --
     no shares issued and outstanding
Common stock; no par value; 800,000,000 shares authorized;
     7,269,962 and 7,149,962 shares issued and outstanding       1,090,150        770,150
Deficit accumulated during the development stage                (1,092,150)      (771,650)
                                                               -----------    -----------

     TOTAL DEFICIENCY IN ASSETS                                     (2,000)        (1,500)
                                                               -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                     $        --    $        --
                                                               ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)


                                           For the three months        Cumulative
                                             Ended March 31,              Since
                                        --------------------------     Inception
                                          1995            1994       January 6, 1989
                                        ---------      -----------   ---------------
COSTS AND EXPENSES
    Interest                            $        --    $       218    $     3,296
    Other operating expenses                     --            100          3,850
    Loss on Security Deposit                     --             --        200,000
    Professional fees                       320,500         12,253        885,004
                                        -----------    -----------    -----------

TOTAL COSTS AND EXPENSES AND NET LOSS   $  (320,500)   $   (12,571)   $(1,092,150)
                                        ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                        7,253,518      2,194,072

BASIC NET LOSS PER SHARE
    (PRIMARY AND FULLY DILUTED)         $    (0.044)   $    (0.013)
                                        ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                  For the three months       Cumulative
                                                     Ended March 31,           Since
                                                ------------------------      Inception
                                                  1995            1994     January 6, 1989
                                                ---------      ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $  (320,500)   $   (12,571)   $(1,092,150)
Adjustments to reconcile net loss to net
    cash provided by operating activities:

Stock issued for compensation                     320,000             --        885,004

Expenses paid by shareholder                           --         13,703             --

Changes in assets and liabilities:
    Increase (decrease) in accounts payable            --         (1,132)            --
    Increase in accrued liabilities                   500             --          2,000
    Amounts due to investor                            --             --             --
                                              -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                  --             --         (5,146)

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                                             --          1,796
    Additional capital contributed                     --             --          3,350
                                              -----------    -----------    -----------

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                               --             --          5,146

CASH FLOWS FROM INVESTING ACTIVITIES                   --             --             --
                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                        --             --             --
                                              -----------    -----------    -----------

CASH, beginning of year                                --             --             --
                                              -----------    -----------    -----------

CASH, end of year                                      --             --             --
                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    FINANCING TRANSACTIONS

Stock issued in satisfaction of debt          $   200,000    $        --    $   200,000
                                              ===========    ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS HISTORY OF DEVELOPMENT STAGE COMPANY Grace Development, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 6, 1989, for the purpose of seeking, investigating and if warranted, acquiring an interest in business opportunities presented to it by persons or firms that wish to obtain the perceived advantages of becoming a publicly held corporation. The Company is still in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board because the Company's principal operations have not yet commenced.

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

Because of the lack of funds as further described in Note 3, herein, the Company became inactive in approximately March 1990, and conducted no activities until April 1993, when it began to perform limited administrative activities.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at March 31, 1995 or December 31, 1994

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1995

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding

DEVELOPMENT STAGE COMPANY The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

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

                                                          Year
                  Year                 Amount            Expires
                  ----                 ------            -------
                  1994               $ 745,276             2009
                  1993                   8,976             2008
                  1992                     774             2007
                  1991                     668             2006
                  1990                   7,554             2005
                  1989                   8,402             2004
                                      --------
                                      $771,650
                                      ========

      However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, as a result of those changes, the Company's ability to utilize net operating losses and capital losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1995

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,092,150) at March 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

4. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, by resolution upon the establishment of such series. No such shares have been issued to date.

5. COMMON STOCK

Stock Issued for Services

During the periods described below, the Company issued shares of its common stock to consultants for services to the Company. Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock. Shares have been recorded using the maximum offering price unless otherwise stated. The value of these shares was charged to expense.

On July 24, 1994, the Company issued 1,000,000 shares, valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the location, acquisition and financing of business opportunities and operating an acquisitions fund. The acquisition agreement which the Company entered into was later rescinded. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1995

5. COMMON STOCK - CONTINUED

Stock Issued for Services - continued

In November 11, 1994, the Company issued 100,000 shares, valued at $200,000, for consulting services and professional fees.

In November 21, 1994, the Company issued 50,000 shares, valued at $150,000, for consulting services and professional fees.

In January 1995 the Company issued 450,000 shares, valued at $320,000, for consulting services and professional fees.

Stock Issued for Debt

On November 5, 1994, the Company issued 5,000,000 shares in satisfaction of a $200,000 debt the $200,000 represented a non-refundable security deposit established on behalf of the Company for a potential acquisition which was later rescinded.