Form 10QSB
period 1995-09-30
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

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

                                     Grace Development, Inc.
                                          (Registrant)


                                     by: /s/ Jacob Barrocas
                                         -------------------------------------
                                         President and Treasurer (Principal
                                         Executive Officer and Principal
                                         Financial Officer)

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheets                                                           F3
  Statements of Operations                                                 F4
  Statements of Cash Flows                                                 F5
  Notes to Financial Statements                                            F7-F9

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                     Sept. 30,      December 31,
                                                     1995           1994
                                                     (Unaudited)    (Audited)
                                                     -----------    ---------

ASSETS

    TOTAL ASSETS                                     $        --    $        --
                                                     ===========    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                        3,000          1,500
                                                     -----------    -----------

    TOTAL CURRENT LIABILITIES                        $     3,000    $     1,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                --             --
Common stock; no par value; 800,000,000 shares
  authorized; 7,269,962 and 7,149,962 shares issued
  and outstanding                                      1,090,150        770,150
Deficit accumulated during the development stage      (1,093,150)      (771,650)
                                                     -----------    -----------

    TOTAL DEFICIENCY IN ASSETS                            (3,000)        (1,500)
                                                     -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS           $        --    $        --
                                                     ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)

                                             For the Nine Months             For the Three Months        Cumulative
                                             Ended September 30,             Ended September 30,            Since
                                        ----------------------------    ----------------------------      Inception
                                            1995            1994            1995            1994       January 6, 1989
                                        ------------    ------------    ------------    ------------   ---------------
COSTS AND EXPENSES
   Interest                             $         --    $        675    $         --    $        228    $      3,296
   Other operating expenses                       --           3,847              --           3,748           3,850
   Loss on Security Deposit                       --              --              --              --         200,000
   Professional fees                         321,500          57,022             500          31,000         886,004
                                        ------------    ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES AND NET LOSS   $   (321,500)   $    (61,544)   $       (500)   $    (34,976)   $ (1,093,150)
                                        ============    ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                          7,261,740       9,607,958       7,261,740      24,583,965

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)          $     (0.044)   $     (0.006)   $     (0.000)   $     (0.001)
                                        ============    ============    ============    ============

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                 For the Nine Months        Cumulative
                                                 Ended September 30,           Since
                                             --------------------------      Inception
                                                 1995           1994      January 6,1989
                                             -----------    -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $  (321,500)   $   (61,544)   $(1,093,150)
Adjustments to reconcile net income to net
   cash provided by operating activities:

Expenses paid by investor                             --         36,768             --

Stock issued for compensation                    320,000             --        885,004

Stock issued for cancellation of debt                 --             --        200,000

Changes in assets and liabilities:
   Increase in cash held in escrow                    --         (1,600)            --
   Increase (decrease) in accounts payable            --         24,776             --
   Increase in accrued liabilities                 1,500             --          3,000
   Amounts due to investor                            --             --             --
                                             -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                 --         (1,600)        (5,146)
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash paid for equipment                                     (198,400)
   Proceeds from borrowing                            --        200,000             --
   Common stock issuance                              --             --          1,796
   Additional capital contributed                     --             --          3,350
                                             -----------    -----------    -----------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               --             --          5,146

CASH FLOWS FROM INVESTING ACTIVITIES                  --             --             --
                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       --             --             --
                                             -----------    -----------    -----------

CASH, beginning of year                               --             --             --
                                             -----------    -----------    -----------

CASH, end of year                                     --             --             --
                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS

Capital contributed by shareholder                    --    $    36,768             --
Note payable issued for lease rights                  --    $ 1,250,000             --
Note payable issued for patents                       --    $ 2,000,000             --
Stock issued in satisfaction of debt         $   200,000    $        --    $   200,000

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1995

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at September 30, 1995 or December 31, 1994

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1995

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding

DEVELOPMENT STAGE COMPANY The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

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

                                       Year
            Year         Amount      Expires
            ----         ------      -------
            1994        $745,276       2009
            1993           8,976       2008
            1992             774       2007
            1991             668       2006
            1990           7,554       2005
            1989           8,402       2004
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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1995

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,093,150) at September 30, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1995

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