Form 10KSB
period 1995-12-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for its most recent fiscal year: $ 0 (1999).

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,367,746 as at July 16, 1999, based on the closing sale price of $ 6.68. The number of shares of Common Stock outstanding as at July 1, 1999 was 7,599,962.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: GCDV) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW--CALENDAR 1995

                                                H           L
                                                -           -
First Quarter (Jan.-March)                   $  5.00     $  .875
Second Quarter (April-June)                  $   .75     $   .25

Third Quarter (July-Sept.)                   $.65625     $   .25
Fourth Quarter (Oct.-Dec.)                   $  .375     $ .0625

QUARTER HIGH/ LOW--CALENDAR 1996

                                                H           L
                                                -           -
First Quarter (Jan.-March)                   $  .125     $ .0625
Second Quarter (April-June)                  $    .1     $.03125
Third Quarter (July-Sept.)                   $   .04     $   .02
Fourth Quarter (Oct.-Dec.)                   $   .02     $   .01

QUARTER HIGH/ LOW--CALENDAR 1997

                                                H           L
                                                -           -
First Quarter (Jan.-March)                   $ .0125     $   .01
Second Quarter (April-June)                  $   .01     $  .005
Third Quarter (July-Sept.)                   $  .005     $  .005
Fourth Quarter (Oct.-Dec.)                   $ .0075     $  .005

QUARTER HIGH/ LOW--CALENDAR 1998

                                                H           L
                                                -           -
First Quarter (Jan.-March)                   $ .0075     $  .005
Second Quarter (April-June)                  $  .005     $  .005
Third Quarter (July-Sept.)                   $  .005     $  .001
Fourth Quarter (Oct.-Dec.)                   $  .001     $  .001

QUARTER HIGH/ LOW--CALENDAR 1999

                                                H           L
                                                -           -
First Quarter (Jan.-March)                   $    .5     $ .0010

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

On January 6, 1995, the Company issued 80,000 shares, valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to a potential Agreement and Plan of Merger. The Company did not enter into an Agreement and Plan of Merger, thus, the Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On April 10, 1995, the Company issued 330,000 restricted shares, valued at $99,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the finder's fee relating to the corporation's consummation of the transactions between the Company and consultant. The transaction was initiated, but the agreement which the Company entered into was later rescinded. The shares have been blocked from trading. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned.

On January 25, 1995, the Company issued 40,000 shares, valued at $120,000, for consulting services.

Stock Issued For Debt.

On November 5, 1994 the Company issued 5,000,000 shares in satisfaction of a $200,000 debt. The $200,000 represented a non-refundable security deposit established on behalf of the Company for the potential acquisition, which was later resinded.

PLAN OF OPERATION.

The Company's plan of operation for the next twelve-month period is to focus upon the acquisition and/or establishment of additional revenue generating businesses. The Company believes it can satisfy cash requirements through the end of 1999. Until an acquisition is made, the Company intends to keep expenses at a minimum, paying nominal expenses from possible loans by Management, and Management will only select an acquisition it believes will have the ability to pay the cash needs of the Company, all without any guarantees. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses.

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

                                          GRACE DEVELOPMENT, INC.


                                          By: /S/ JACOB BARROCAS
                                              ---------------------------------
                                                  Jacob Barrocas, President

                                          Date: 07/16/99.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /S/ JACOB BARROCAS
                                              ---------------------------------
                                                  Jacob Barrocas, President
                                                  (principal executive officer)
                                                  and Treasurer (principal
                                                  financial officer)

                                          Date: 07/16/99.

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 and 1994

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Grace Development, Inc.
Waterloo, Ontario, Canada

We have audited the accompanying balance sheets of Grace Development, Inc., (a Development Stage Company) as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and statement of changes in stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace Development, Inc. (a Development Stage Company) at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

July 16, 1999
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
SC International-Offices in Principals Cities World-Wide

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
                                                               December 31,

                                                             1995        1994
                                                          ---------   ---------

ASSETS

    TOTAL ASSETS                                          $      --   $      --
                                                          ---------   ---------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                       $   3,500       1,500
                                                          ---------   ---------

    TOTAL CURRENT LIABILITIES                                 3,500       1,500
                                                          ---------   ---------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000
    shares authorized; no shares issued and
    outstanding                                                  --          --
Common stock; no par value; 800,000,000 shares
    authorized; 7,269,962 and 7,149,962 shares
    issued and outstanding                                1,090,150     770,150
Deficit accumulated during the development stage         (1,093,650)   (771,650)
                                                          ---------   ---------

    TOTAL DEFICIENCY IN ASSETS                               (3,500)     (1,500)
                                                          ---------   ---------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $      --   $      --
                                                          ---------   ---------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                       Since
                                                                     Inception
For the years ended December 31,             1995        1994     January 6,1989
                                             ----        ----     --------------

COSTS AND EXPENSES
Interest                                  $       --   $      522   $    3,296
Loss on security deposit                          --      200,000      200,000
Other operating expenses                          --        3,800        3,850
Professional fees                            322,000      540,954      886,504
                                          ----------   ----------   ----------

TOTAL COSTS AND EXPENSES AND NET LOSS     ($ 322,000)  ($ 745,276)  $1,093,650
                                          ----------   ----------   ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (PRIMARY AND FULLY DILUTED)   7,265,469    2,194,072    2,137,159

BASIC NET LOSS PER SHARE
 (PRIMARY AND FULLY DILUTED)              ($     .04)  ($     .34)  ($     .51)
                                          ----------   ----------   ----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                    Cumulative
                                                                      Since
                                                                    Inception
For the years ended December 31,              1995        1994    January 6,1989
                                              ----        ----    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   ($322,000)  ($745,276)   ($1,093,650)
Adjustments to reconcile net loss to net cash provided by operating activities:

Stock issued for services and debt           320,000     550,000      870,000
Loss on security deposit                                 200,000      200,000
Changes in assets and liabilities:
Decrease in accounts payable                      --      (6,224)          --
Increase in accrued liabilities                2,000       1,500        3,500
Amounts due to investor                           --          --       15,500
                                           ---------    --------    ---------

NET CASH USED BY OPERATING ACTIVITIES             --          --       (4,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                         --        1,300
Additional capital contributed                    --          --        3,350
                                           ---------    --------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --        4,650
                                           ---------    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES              --          --
                                           ---------    --------    ---------

NET INCREASE (DECREASE) IN CASH                   --          --           --
                                           ---------    --------    ---------
CASH, beginning of year                           --          --           --
                                           ---------    --------    ---------
CASH, end of year                          $      --    $     --    $      --
                                           ---------    --------    ---------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS:
     Interest paid through the
      issuance of common stock             $      --    $    522    $     522
     Accounts payable satisfied
      through the issuance of
      common stock                         $      --    $  6,224    $   6,224
     Stock issued in satisfaction of debt         --    $200,000    $ 200,000
                                           ---------    --------    ---------

Non-cash investing and financing activity in 1994 consisted of financing the $200,000 security deposit through a $200,000 note payable.

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Statement of Changes in stockholders' Equity (Deficiency in Assets) For the Period from Inception (January 6, 1989) to
December 31, 1989 and for the years ended
December 31, 1990, 1991, 1992, 1993, 1994 and 1995

                                                                       Deficit                Total
                                                                     accumulated          stockholders'
                                                Common stock          during the       equity (deficiency
                                           Shares        Amount    development stage       in assets)
                                           ------        ------    -----------------   -----------------
Shares Issued In January 1989
 In exchange for cash of
 $.001 per share to:
   Officer and director                    300,000     $     300                --         $     300
   Related entity                          999,962         1,000                --             1,000

Additional capital contributed
   by officer and director for
   no consideration                             --         3,350                --             3,350

Net loss for the period from
   Inception(January 6, 1989)to
   December 31, 1989                            --            --            (8,402)           (8,402)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1989             1,299,962         4,650            (8,402)           (3,752)

Shares returned by former
   officer and canceled -
   March 1990                             (300,000)           --                --                --

Net loss for 1990                               --            --            (7,554)           (7,554)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1990               999,962         4,650           (15,956)          (11,306)

Not loss for 1991                               --            --              (668)             (668)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1991               999,962         4,650           (16,624)          (11,974)

Net loss for 1992                               --            --              (774)             (774)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1992               999,962         4,650           (17,398)          (12,748)

Contribution of capital In
October 1993 by shareholder                     --        15,500                --            15,500

Net loss for 1993                               --            --            (8,976)           (8,976)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1993               999,962        20,150           (26,374)           (6,224)

Net loss for 1994                               --            --          (745,276)         (745,276)

Shares issued for services and debt      1,150,000       550,000                --           550,000
Shares issued in satisfaction of debt    5,000,000       200,000                --           200,000
                                         ---------    ----------       -----------         ---------
Balance at December 31, 1994             7,149,962       770,150          (771,650)           (1,500)
                                         ---------    ----------       -----------         ---------

Shares issued for services                 450,000       419,000                --           419,000
Cancellation of shares
  issued for services                     (330,000)      (99,000)               --           (99,000)
                                         ---------    ----------       -----------         ---------
Net loss for 1995                               --            --          (322,000)         (322,000)
                                         ---------    ----------       -----------         ---------

Balance at December 31, 1995             7,269,962    $1,090,150       ($1,093,650)        ($  3,500)
                                         ---------    ----------       -----------         ---------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1995 and 1994

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at December 31, 1995 or 1994.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding.

DEVELOPMENT STAGE COMPANY The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1995 and 1994

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. As of December 31, 1995, the Company has net operating loss carryforwards available as follows:

                                   Year
Year            Amount            Expires

1995         $  322,000            2010
1994            745,276            2009
1993              8,976            2008
1992                774            2007
1991                668            2006
1990              7,554            2005
1989              8,402            2004
             ----------
             $1,093,650

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

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $1,093,650 at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1995 and 1994

4. CONTINGENCY

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

On January 6, 1995, the Company issued 80,000 shares, valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to a potential Agreement and Plan of Merger. The Company did not enter into an Agreement and Plan of Merger, thus, the Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On April 10, 1995, the Company issued 330,000 restricted shares, valued at $99,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the finder's fee relating to the corporation's consummation of the transactions between the Company and consultant. The transaction was initiated, but the agreement which the Company entered into was later rescinded. The shares have been blocked from trading. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned.

On January 25, 1995, the Company issued 40,000 shares, valued at $120,000, for consulting services.

Stock Issued For Debt.

On November 5, 1994 the Company issued 5,000,000 shares in satisfaction of a $200,000 debt. The $200,000 represented a non-refundable security deposit established on behalf of the Company for the potential acquisition, which was later resinded.