Form 10KSB
period 1996-12-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to ____

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,367,746 as at July 16, 1999, based on the closing sale price of $6.68. The number of shares of Common Stock outstanding as at July 1, 1999 was 7,599,962.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: GCDV) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW--CALENDAR 1995

                                     H            L
                                     -            -
First Quarter (Jan.-March)      $   5.00       $   .875
Second Quarter (April-June)     $    .75       $    .25

Third Quarter (July-Sept.)      $ .65625       $    .25
Fourth Quarter (Oct.-Dec.)      $   .375       $  .0625

QUARTER HIGH/ LOW--CALENDAR 1996

                                     H             L
                                     -             -
First Quarter (Jan.-March)      $   .125       $  .0625
Second Quarter (April-June)     $     .1       $ .03125
Third Quarter (July-Sept.)      $    .04       $    .02
Fourth Quarter (Oct.-Dec.)      $    .02       $    .01

QUARTER HIGH/ LOW--CALENDAR 1997

                                     H             L
                                     -             -
First Quarter (Jan.-March)      $   .0125      $    .01
Second Quarter (April-June)     $     .01      $   .005
Third Quarter (July-Sept.)      $    .005      $   .005
Fourth Quarter (Oct.-Dec.)      $   .0075      $   .005

QUARTER HIGH/ LOW--CALENDAR 1998

                                     H             L
                                     -             -
First Quarter (Jan.-March)      $   .0075      $   .005
Second Quarter (April-June)     $    .005      $   .005
Third Quarter (July-Sept.)      $    .005      $   .001
Fourth Quarter (Oct.-Dec.)      $    .001      $   .001

QUARTER HIGH/ LOW--CALENDAR 1999

                                     H              L
                                     -              -
First Quarter (Jan.-March)      $      .5      $  .0010

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

On January 6, 1995, the Company issued 80,000 shares valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to a potential Agreement and Plan of Merger. The Company did not enter into an Agreement and Plan of Merger, thus, the Company disputes the issurance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On January 25, 1995, the Company issued 40,000 shares, valued at $120,000, for consulting services.

On April 10, 1995, the Company issued 330,000 restricted shares, valued at $99,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the finder's fee relating to the corporation's consummation of the transactions between the Company and consultant. The transaction was found, but the agreement which the company entered into was later rescinded. The shares have been blocked from trading. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

                                       GRACE DEVELOPMENT, INC.

                                       By: /s/ JACOB BARROCAS
                                          --------------------------------------
                                          Jacob Barrocas, President
Date:07/16/99.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By: /s/ JACOB BARROCAS
                                          --------------------------------------
                                          Jacob Barrocas, President (principal
                                          executive officer) and Treasurer
                                          (principal financial officer)

Date:07/16/99.

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 and 1995

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Grace Development, Inc.
Waterloo, Ontario, Canada

We have audited the accompanying balance sheets of Grace Development, Inc., (a Development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and statement of changes in stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace Development, Inc. (a Development Stage Company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
                                                              December 31,
                                                           1996        1995
                                                           ----        ----
ASSETS

  TOTAL ASSETS                                         $       --   $       --
                                                       ----------   ----------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                    $    5,500   $    3,500
                                                       ----------   ----------

   TOTAL CURRENT LIABILITIES                                5,500        3,500
                                                       ----------   ----------

COMMITMENT AND CONTINGENCY (Notes 4 and 6)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                 --           --
Common stock; no par value; 800,000,000 shares
  authorized; 7,269,962 shares issued and outstanding   1,090,150    1,090,150
Deficit accumulated during the development stage       (1,095,650)  (1,093,650)
                                                       ----------   ----------

  TOTAL DEFICIENCY IN ASSETS                               (5,500)      (3,500)
                                                       ----------   ----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS             $       --   $       --
                                                       ----------   ----------

See accompanying notes

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                                                            Since
                                                                          Inception
For the years ended December 31,               1996           1995      January 6,1989
                                               ----           ----      --------------

COSTS AND EXPENSES
Interest                                   $        --    $        --    $    3,296
Loss on Security Deposit                            --             --       200,000
Other operating expenses                            --             --         3,850
Professional fees                                2,000        322,000       888,504
                                           -----------    -----------   -----------

TOTAL COSTS AND EXPENSES AND NET LOSS      ($    2,000)   ($  322,000)  ($1,095,650)
                                           -----------    -----------   -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (PRIMARY AND FULLY DILUTED)     7,269,962      7,265,469     2,788,727

BASIC NET LOSS PER SHARE
 (PRIMARY AND FULLY DILUTED)               ($      .00)   ($      .04)  ($      .39)
                                           -----------    -----------   -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                      Cumulative
                                                                      Since
                                                                    Inception
For the years ended December 31,               1996       1995    January 6,1989
                                               ----       ----    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(2,000)  $(322,000)   $(1,095,650)
Adjustments to reconcile net income to net cash provided by operating activities:

Stock issued for services and debt                --     320,000        870,000
Loss on Security Deposit                          --          --        200,000
Changes in assets and liabilities:
Increase in accrued liabilities                2,000       2,000          5,500
Amounts due to investor                           --          --         15,500
                                             -------   ---------    -----------

NET CASH USED BY OPERATING ACTIVITIES             --          --         (4,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                         --          1,300
Additional capital contributed                    --          --          3,350
                                             -------   ---------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --          4,650
                                             -------   ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES              --          --
                                             -------   ---------    -----------

NET INCREASE (DECREASE) IN CASH                   --          --             --

CASH, beginning of year                           --          --             --
                                             -------   ---------    -----------

CASH, end of year                            $    --   $      --    $        --
                                             -------   ---------    -----------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
     FINANCING TRANSACTIONS:
     Interest paid through the
       issuance of common stock              $    --   $      --    $       522
     Accounts payable satisfied
       through the issuance of
       common stock                          $    --   $      --    $     6,224
     Stock issued in satisfaction of debt    $    --   $      --    $   200,000
                                             -------   ---------    -----------

Non-cash investing and financing activity in 1994 consisted of financing the $200,000 security deposit through a $200,000 note payable.

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets)
For the Period from Inception (January 6, 1989) to December 31, 1989 and for the years ended December 31, 1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                                                                     Total
                                                                           Deficit accumulated    stockholders'
                                                     Common Stock              during the      equity (deficiency
                                               Shares           Amount      development stage      in assets)
                                               ------           ------      -----------------  ------------------
Shares Issued In January 1989
 In exchange for cash of
 $.001 per share to:
  Officer and director                           300,000      $       300      $        --        $       300
  Related entity                                 999,962            1,000               --              1,000

Additional capital contributed
  by officer and director for
  no consideration                                    --            3,350               --              3,350

Net loss for the period from
  Inception (January 6, 1989) to
  December 31, 1989                                   --               --           (8,402)            (8,402)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1989                   1,299,962            4,650           (8,402)            (3,752)

Shares returned by former
  officer and canceled -
  March 1990                                    (300,000)              --               --                 --

Net loss for 1990                                     --               --           (7,554)            (7,554)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1990                     999,962            4,650          (15,956)           (11,306)

Not loss for 1991                                     --               --             (668)              (668)
                                             -----------      -----------      -----------        -----------
Balance at December 31, 1991                     999,962            4,650          (16,624)           (11,974)

Net loss for 1992                                     --               --             (774)              (774)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1992                     999,962            4,650          (17,398)           (12,748)

Contribution of capital In
October 1993 by shareholder                           --           15,500               --             15,500

Net loss for 1993                                     --               --           (8,976)            (8,976)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1993                     999,962           20,150          (26,374)            (6,224)

Net loss for 1994                                                                 (745,276)          (745,276)

Shares issued for services and debt            1,150,000          550,000               --            550,000

Shares issued in satisfaction of debt          5,000,000          200,000               --            200,000
                                             -----------      -----------      -----------        -----------
Balance at December 31, 1994                   7,149,962          770,150         (771,650)            (1,500)
                                             -----------      -----------      -----------        -----------

Shares issued for services                       450,000          419,000               --            419,000

Cancellation of shares issued for services      (330,000)         (99,000)              --            (99,000)
                                             -----------      -----------
Net loss for 1995                                     --               --         (322,000)          (322,000)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1995                   7,269,962        1,090,150       (1,093,650)            (3,500)
                                             -----------      -----------      -----------        -----------

Net loss for 1996                                     --               --           (2,000)            (2,000)
                                             -----------      -----------      -----------        -----------

Balance at December 31, 1996                   7,269,962      $ 1,090,150      ($1,095,650)       ($    5,500)
                                             -----------      -----------      -----------        -----------

See accompanying notes

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1996 and 1995

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1996 and 1995

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. As of December 31, 1996, the Company has net operating loss carryforwards available as follows:

                                                      Year
Year                          Amount                Expires
1996                        $    2,000                2011
1995                           322,000                2010
1994                           745,276                2009
1993                             8,976                2008
1992                               774                2007
1991                               668                2006
1990                             7,554                2005
1989                             8,402                2004
                            ----------
                            $1,095,650

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

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $1,095,650 at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1996 and 1995

4. COMMITMENT AND CONTINGENCY

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

Common Stock

On July 24, 1994, the Company issued 1,000,000 shares, valued at $200,000 for consulting services. These shares were issued in connection with a consulting agreement with respect to the location, acquisition and financing of business opportunities and operating assets. An acquisition was found, but the acquisition agreement, which the Company entered into, was later rescinded. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

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

On January 6, 1995, the Company issued 80,000 shares valued at $200,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to a potential Agreement and Plan of Merger. The Company did not enter into an Agreement and Plan of Merger, thus, the Company disputes the issurance of shares to the consultant and believes these shares should be cancelled and returned. The subject shares are currently reflected as outstanding and are considered to be contingently returnable.

On January 25, 1995, the Company issued 40,000 shares, valued at $120,000, for consulting services.

On April 10, 1995, the Company issued 330,000 restricted shares, valued at $99,000, for consulting services. These shares were issued in connection with a consulting agreement with respect to the finder's fee relating to the corporation's consummation of the transactions between the Company and consultant. The transaction was found, but the agreement which the company entered into was later rescinded. The shares have been blocked from trading. The Company disputes the issuance of shares to the consultant and believes these shares should be cancelled and returned.