Form 10QSB
period 1997-03-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                        Grace Development Inc. (Registrant)


                                        by: /s/ Jacob Barrocas
                                            ------------------------------------
                                            President and Treasurer
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheets                                                           F3
  Statements of Operations                                                 F4
  Statements of Cash Flows                                                 F5
  Notes to Financial Statements                                            F7-F8

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1997              1996
                                                                  (Unaudited)        (Audited)
                                                                  -----------       -----------
ASSETS

  TOTAL ASSETS                                                    $        --       $        --
                                                                  ===========       ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                                     6,000             5,500
                                                                  -----------       -----------

  TOTAL CURRENT LIABILITIES                                       $     6,000       $     5,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares authorized;               --                --
  no shares issued and outstanding
Common stock; no par value; 800,000,000 shares authorized;
  7,269,962 shares issued and outstanding                           1,090,150         1,090,150
Deficit accumulated during the development stage                   (1,096,150)       (1,095,650)
                                                                  -----------       -----------

  TOTAL DEFICIENCY IN ASSETS                                           (6,000)           (5,500)
                                                                  -----------       -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                        $        --       $        --
                                                                  ===========       ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)

                                               For the three months             Cumulative
                                                  Ended March 31,                 Since
                                           -----------------------------        Inception
                                               1997             1996          January 6,1989
                                           -----------       -----------      --------------
COSTS AND EXPENSES
  Interest                                  $       --        $       --        $    3,296
  Other operating expenses                          --                --             3,850
  Loss on Security Deposit                          --                --           200,000
  Professional fees                                500               500           889,004
                                           -----------       -----------       -----------

TOTAL COSTS AND EXPENSES AND NET LOSS      ($      500)      ($      500)      ($1,096,150)
                                           ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (PRIMARY AND
  FULLY DILUTED)                             7,269,962         7,269,962

BASIC NET LOSS PER SHARE
  (PRIMARY AND FULLY DILUTED)              ($    0.000)      ($    0.000)
                                           ===========       ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                      For the three months           Cumulative
                                                                         Ended March 31,                Since
                                                                  -----------------------------       Inception
                                                                      1997             1996         January 6,1989
                                                                  -----------       -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          ($      500)      ($      500)      ($1,096,150)
Adjustments to reconcile net income to net
  cash provided by operating activities:

Stock issued for compensation                                              --                --           885,004

Stock issued for cancellation of debt                                      --                --           200,000

Changes in assets and liabilities:
  Increase in accrued liabilities                                         500               500             6,000
  Amounts due to investor                                                  --                --                --
                                                                  -----------       -----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                                      --                --            (5,146)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                                                      --             1,796
  Additional capital contributed                                           --                --             3,350
                                                                  -----------       -----------       -----------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                     --                --             5,146

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                --                --
                                                                  -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                            --                --                --
                                                                  -----------       -----------       -----------

CASH, beginning of year                                                    --                --                --
                                                                  -----------       -----------       -----------

CASH, end of year                                                          --                --                --
                                                                  ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING TRANSACTIONS

Stock issued in satisfaction of debt                               $       --        $       --       $   200,000
                                                                  ===========       ===========       ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1997

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at March 31, 1997 or December 31, 1996.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1997

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

                                        Year
            Year          Amount      Expires
            ----          ------      -------
            1996      $    2,000        2011
            1995         322,000        2010
            1994         745,276        2009
            1993           8,976        2008
            1992             774        2007
            1991             668        2006
            1990           7,554        2005
            1989           8,402        2004
                      ----------
                      $1,095,650
                      ==========

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1997

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,096,150) at March 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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

5. COMMON STOCK

Stock Issued for Services

During the periods described below, the Company issued shares of its common stock to consultants for services to the Company. Forms S-8 have been filed with the Securities and Exchange Commission relative to such issuances of stock. Shares have been recorded using the maximum offering price unless otherwise stated. The value of these shares was charged to expense.