Form 10KSB
period 1997-12-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 0-25582

                             GRACE DEVELOPMENT, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

               COLORADO                                           84-1110469
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

2685 South Dayton Way 2, Unit 42 Denver CO                          80231
------------------------------------------                          -----
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,367,746 as at July 16,1999, based on the closing sale price of $6.68. The number of shares of Common Stock outstanding as at July 1, 1999 was 7,599,962.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: GCDV) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW -- CALENDAR 1995

                                     H            L
                                     -            -
First Quarter (Jan.-March)        $5.00        $.875
Second Quarter (April-June)       $.75         $.25
Third Quarter (July-Sept.)        $.65625      $.25
Fourth Quarter (Oct.-Dec.)        $.375        $.0625

QUARTER HIGH/ LOW -- CALENDAR 1996

                                     H            L
                                     -            -
First Quarter (Jan.-March)         $.125       $.0625
Second Quarter (April-June)        $.1         $.03125
Third Quarter (July-Sept.)         $.04        $.02
Fourth Quarter (Oct.-Dec.)         $.02        $.01

QUARTER HIGH/ LOW -- CALENDAR 1997

                                     H            L
                                     -            -
First Quarter (Jan.-March)         $.0125       $.01
Second Quarter (April-June)        $.01         $.005
Third Quarter (July-Sept.)         $.005        $.005
Fourth Quarter (Oct.-Dec.)         $.0075       $.005

QUARTER HIGH/ LOW -- CALENDAR 1998

                                     H            L
                                     -            -
First Quarter (Jan.-March)         $.0075       $.005
Second Quarter (April-June)        $.005        $.005
Third Quarter (July-Sept.)         $.005        $.001
Fourth Quarter (Oct.-Dec.)         $.001        $.001

QUARTER HIGH/ LOW -- CALENDAR 1999

                                     H            L
                                     -            -
First Quarter (Jan.-March)          $.5         $.0010

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

a. Exhibits Index - Form 10-KSB. None.

   Exhibit 27       Financial Data Schedules       Attached

b. Reports on Form 8-K. No Reports were filed for the last quarter of the fiscal year covered by this report

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GRACE DEVELOPMENT, INC.


                                     By: /S/ JACOB BARROCAS
                                     -------------------------------------------
                                     Jacob Barrocas, President
Date: 07/16/99

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By: /S/ JACOB BARROCAS
                                     -------------------------------------------
                                     Jacob Barrocas, President (principal
                                     executive officer) and Treasurer (principal
                                     financial officer)
Date: 07/16/99.

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1996

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Grace Development, Inc.
Waterloo, Ontario, Canada

We have audited the accompanying balance sheets of Grace Development, Inc., (a Development Stage Company) as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and statement of changes in stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace Development, Inc. (a Development Stage Company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                        December 31,
                                                                   1997              1996
                                                                -----------       -----------
ASSETS

  TOTAL ASSETS                                                  $        --       $        --
                                                                -----------       -----------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

Accrued liabilities                                             $     7,500       $     5,500
                                                                -----------       -----------

  TOTAL CURRENT LIABILITIES                                           7,500             5,500
                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                           --                --
Common stock; no par value; 800,000,000 shares authorized;
  7,269,962 shares issued and outstanding                         1,090,150         1,090,150
Deficit accumulated during the development stage                 (1,097,650)       (1,095,650)
                                                                -----------       -----------

  TOTAL DEFICIENCY IN ASSETS                                         (7,500)           (5,500)
                                                                -----------       -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                      $        --       $        --
                                                                -----------       -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                     Since
                                                                                   Inception
For the years ended December 31,                  1997               1996        January 6,1989
                                               -----------       -----------     --------------
COSTS AND EXPENSES
Interest                                        $       --        $       --        $    3,296
Loss on security deposit                                --                --           200,000
Other operating expenses                                --                --             3,850
Professional fees                                    2,000             2,000           890,504
                                               -----------       -----------       -----------

TOTAL COSTS AND EXPENSES AND NET LOSS          ($    2,000)      ($    2,000)      ($1,097,650)
                                               -----------       -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (PRIMARY AND FULLY DILUTED)        7,269,962         7,269,962         3,295,237

BASIC NET LOSS PER SHARE
  (PRIMARY AND FULLY DILUTED)                  ($      .00)      ($      .00)      ($      .33)
                                               -----------       -----------       -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                               Cumulative
                                                                                  Since
                                                                                Inception
For the years ended December 31,                    1997            1996     January 6,1989
                                                -----------     -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        ($    2,000)    ($    2,000)  ($1,097,650)
Adjustments to reconcile net loss to net
  cash provided by operating activities:

Stock issued for services and debt                       --              --       870,000
Loss on security deposit                                 --              --       200,000

Changes in assets and liabilities:
Increase in accrued liabilities                       2,000           2,000         7,500
Amounts due to investor                                  --              --        15,500
                                                -----------     -----------   -----------

NET CASH USED BY OPERATING ACTIVITIES                    --              --        (4,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                    --              --         1,300
Additional capital contributed                           --              --         3,350
                                                -----------     -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                --              --         4,650
                                                -----------     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                     --              --            --
                                                -----------     -----------   -----------

NET INCREASE (DECREASE) IN CASH                          --              --            --

CASH, beginning of year                                  --              --            --
                                                -----------     -----------   -----------

CASH, end of year                                $       --      $       --    $       --
                                                -----------     -----------   -----------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING TRANSACTIONS:
     Interest paid through the
      issuance of common stock                   $       --      $       --    $      522
     Accounts payable satisfied
      through the issuance of
      common stock                               $       --      $       --    $    6,224
    Stock issued in satisfaction of debt         $       --      $       --    $  200,000
                                                -----------     -----------   -----------

Non-cash investing and financing activity in 1994 consisted of financing the $200,000 security deposit through a $200,000 note payable.

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Period from Inception (January 6, 1989) to December 31, 1989 and for the years ended December 31, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                                          Deficit                Total
                                             Common stock               accumulated          stockholders'
                                      ----------------------------       during the       equity (deficiency
                                        Shares           Amount       development stage        in assets)
                                      -----------      -----------    -----------------   ------------------
Shares issued in January 1989
  in exchange for cash of
  $.001 per share to:
    Officer and director                  300,000      $       300        $       --          $       300
    Related entity                        999,962            1,000                --                1,000

Additional capital contributed
    by officer and director for
    no consideration                           --            3,350                --                3,350

Net loss for the period from
    Inception (January 6, 1989) to
    December 31, 1989                          --               --            (8,402)              (8,402)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1989            1,299,962            4,650            (8,402)              (3,752)

Shares returned by former
    officer and canceled -
    March 1990                           (300,000)              --                --                   --

Net loss for 1990                              --               --            (7,554)              (7,554)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1990              999,962            4,650           (15,956)             (11,306)

Not loss for 1991                              --               --              (668)                (668)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1991              999,962            4,650           (16,624)             (11,974)

Net loss for 1992                              --               --              (774)                (774)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1992              999,962            4,650           (17,398)             (12,748)

Contribution of capital In
October 1993 by shareholder                    --           15,500                --               15,500

Net loss for 1993                              --               --            (8,976)              (8,976)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1993              999,962           20,150           (26,374)              (6,224)

Shares issued for services and debt     1,150,000          550,000                --              550,000
Shares issued in satisfaction
    of debt                             5,000,000          200,000                --              200,000

Net loss for 1994                              --               --          (745,276)            (745,276)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1994            7,149,962          770,150          (771,650)              (1,500)

Shares issued for services                450,000          419,000                --              419,000

Cancellation of shares
    Issued for services                  (330,000)         (99,000)               --              (99,000)

Net loss for 1995                              --               --          (322,000)            (322,000)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1995            7,269,962        1,090,150        (1,093,650)              (3,500)
                                      -----------      -----------       -----------          -----------

Net loss for 1996                              --               --            (2,000)              (2,000)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1996            7,269,962        1,090,150        (1,095,650)              (5,500)
                                      -----------      -----------       -----------          -----------

Net loss for 1997                              --               --            (2,000)              (2,000)
                                      -----------      -----------       -----------          -----------

Balance at December 31, 1997            7,269,962      $ 1,090,150       ($1,097,650)         ($    7,500)
                                      -----------      -----------       -----------          -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1997 and 1996

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

Because of the lack of funds as further described in Note 4, the Company became inactive in approximately March 1990, and conducted no activities until April 1993, when it began to perform limited administrative activities.

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1997 and 1996

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. As of December 31, 1997, the Company has net operating loss carryforwards available as follows:

                                                                          Year
Year                                            Amount                   Expires
----                                            ------                   -------

1997                                          $    2,000                  2012
1996                                               2,000                  2011
1995                                             322,000                  2010
1994                                             745,276                  2009
1993                                               8,976                  2008
1992                                                 774                  2007
1991                                                 668                  2006
1990                                               7,554                  2005
1989                                               8,402                  2004
                                              ----------
                                              $1,097,650

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1997 and 1996

4. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $1,097,650 at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

5. COMMITMENTS AND CONTINGENCIES

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

                                INDEX TO EXHIBITS

EXHIBITS

27.1      Financial Data Schedule