Form 10QSB
period 1998-03-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
   Balance Sheets                                                        F3
   Statements of Operations                                              F4
   Statements of Cash Flows                                              F5
   Notes to Financial Statements                                         F7-F8

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                March 31,     December 31,
                                                                  1998           1997
                                                               (Unaudited)     (Audited)
                                                               -----------    -----------
ASSETS

    TOTAL ASSETS                                               $        --    $        --
                                                               ===========    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                                  8,000          7,500
                                                               -----------    -----------

    TOTAL CURRENT LIABILITIES                                  $     8,000    $     7,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares authorized;            --             --
    no shares issued and outstanding
Common stock; no par value; 800,000,000 shares authorized;
    7,269,962 shares issued and outstanding                      1,090,150      1,090,150
Deficit accumulated during the development stage                (1,098,150)    (1,097,650)
                                                               -----------    -----------

    TOTAL DEFICIENCY IN ASSETS                                      (8,000)        (7,500)
                                                               -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                     $        --    $        --
                                                               ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)


                                          For the three months        Cumulative
                                              Ended March 31,            Since
                                        --------------------------     Inception
                                            1998           1997     January 6, 1989
                                        -----------    -----------  ---------------
COSTS AND EXPENSES
   Interest                             $        --    $        --    $     3,296
   Other operating expenses                      --             --          3,850
   Loss on Security Deposit                      --             --        200,000
   Professional fees                            500            500        891,004
                                        -----------    -----------    -----------

TOTAL COSTS AND EXPENSES AND NET LOSS   ($      500)   ($      500)   ($1,098,150)
                                        ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                         7,269,962      7,269,962

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)          ($    0.000)   ($    0.000)
                                        ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


                                                For the three months        Cumulative
                                                   Ended March 31,             Since
                                             --------------------------      Inception
                                                 1998           1997      January 6, 1989
                                             -----------    -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     ($      500)   ($      500)   ($1,098,150)
Adjustments to reconcile net income to net
   cash provided by operating activities:

Stock issued for compensation                         --             --        885,004

Stock issued for cancellation of debt                 --             --        200,000

Changes in assets and liabilities:
   Increase in accrued liabilities                   500            500          8,000
   Amounts due to investor                            --             --             --
                                             -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                 --             --         (5,146)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuance                                             --          1,796
   Additional capital contributed                     --             --          3,350
                                             -----------    -----------    -----------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               --             --          5,146

CASH FLOWS FROM INVESTING ACTIVITIES                  --             --             --
                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       --             --             --
                                             -----------    -----------    -----------

CASH, beginning of year                               --             --             --
                                             -----------    -----------    -----------

CASH, end of year                                     --             --             --
                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS

Stock issued in satisfaction of debt         $        --    $        --    $   200,000
                                             ===========    ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1998

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at March 31, 1998 or December 31, 1997.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1998

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

                                    Year
            Year      Amount      Expires
            ----      ------      -------
            1997    $    2,000      2012
            1996         2,000      2011
            1995       322,000      2010
            1994       745,276      2009
            1993         8,976      2008
            1992           774      2007
            1991           668      2006
            1990         7,554      2005
            1989         8,402      2004
                    ----------
                    $1,097,650
                    ==========

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1998

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,098,150) at March 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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