Form 10QSB
period 1998-06-30
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                    CONTENTS

                                                               Page

FINANCIAL STATEMENTS
    Balance Sheets                                              F3
    Statements of Operations                                    F4
    Statements of Cash Flows                                    F5
    Notes to Financial Statements                               F7-F8

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                  June 30,          December 31,
                                                                  1998              1997
                                                                  (Unaudited)       (Audited)
                                                                  -----------       ---------
ASSETS

     TOTAL ASSETS                                                 $        --       $        --
                                                                  ===========       ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                                     8,500             7,500
                                                                  -----------       -----------

     TOTAL CURRENT LIABILITIES                                    $     8,500       $     7,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares authorized;               --                --
     no shares issued and outstanding
Common stock; no par value; 800,000,000 shares authorized;
     7,269,962 shares issued and outstanding                        1,090,150         1,090,150
Deficit accumulated during the development stage                   (1,098,650)       (1,097,650)
                                                                  -----------       -----------

     TOTAL DEFICIENCY IN ASSETS                                        (8,500)           (7,500)
                                                                  -----------       -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                        $        --       $        --
                                                                  ===========       ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)

                                                 For the Six Months                For the Three Months           Cumulative
                                                   Ended June 30,                      Ended June 30,                Since
                                           -----------------------------       -----------------------------       Inception
                                              1998              1997              1998              1997         January 6,1989
                                           -----------       -----------       -----------       -----------     --------------
COSTS AND EXPENSES
    Interest                               $        --       $        --       $        --       $        --       $     3,296
    Other operating expenses                        --                --                --                --             3,850
    Loss on Security Deposit                        --                --                --                --           200,000
    Professional fees                            1,000             1,000               500               500           891,504
                                           -----------       -----------       -----------       -----------       -----------

TOTAL COSTS AND EXPENSES AND NET LOSS      ($    1,000)      ($    1,000)      ($      500)      ($      500)      ($1,098,650)
                                           ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                           7,599,962         7,599,962         7,599,962         7,599,962

BASIC NET LOSS PER SHARE
    (PRIMARY AND FULLY DILUTED)            ($    0.000)      ($    0.000)      ($    0.000)      ($    0.000)
                                           ===========       ===========       ===========       ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                     For the Six Months             Cumulative
                                                        Ended June 30,                 Since
                                                -----------------------------        Inception
                                                   1998              1997         January 6,1989
                                                -----------       -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        ($    1,000)      ($    1,000)      ($1,098,650)
Adjustments to reconcile net income to net
    cash provided by operating activities:

Stock issued for compensation                            --                --           885,004

Stock issued for cancellation of debt                    --                --           200,000

Changes in assets and liabilities:
    Increase in accrued liabilities                   1,000             1,000             8,500
                                                -----------       -----------       -----------

NET CASH USED BY OPERATING ACTIVITIES                    --                --            (5,146)

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                                --                --             1,796
    Additional capital contributed                       --                --             3,350
                                                -----------       -----------       -----------

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                 --                --             5,146

CASH FLOWS FROM INVESTING ACTIVITIES                     --                --                --
                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                          --                --                --
                                                -----------       -----------       -----------

CASH, beginning of year                                  --                --                --
                                                -----------       -----------       -----------

CASH, end of year                                        --                --                --
                                                ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    FINANCING TRANSACTIONS

Stock issued in satisfaction of debt            $        --       $        --       $   200,000

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1998 or December 31, 1997.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,098,650) at June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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