Form 10KSB
period 1998-12-31
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____to ____

                         Commission File Number 0-25582

                             GRACE DEVELOPMENT, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                  COLORADO                           84-1110469
        -------------------------------            ----------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

2685 South Dayton Way 2, Unit 42 Denver CO               80231
------------------------------------------               -----
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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: GCDV) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW--CALENDAR 1995

                                    H            L
                                    -            -
First Quarter (Jan.-March)        $  5.00     $ .875
Second Quarter (April-June)       $   .75     $  .25
Third Quarter (July-Sept.)        $.65625     $  .25
Fourth Quarter (Oct.-Dec.)        $  .375     $.0625

QUARTER HIGH/ LOW--CALENDAR 1996

                                    H            L
                                    -            -
First Quarter (Jan.-March)        $ .125      $ .0625
Second Quarter (April-June)       $   .1      $.03125
Third Quarter (July-Sept.)        $  .04      $   .02
Fourth Quarter (Oct.-Dec.)        $  .02      $   .01

QUARTER HIGH/ LOW--CALENDAR 1997

                                    H           L
                                    -           -
First Quarter (Jan.-March)        $.0125      $ .01
Second Quarter (April-June)       $  .01      $.005
Third Quarter (July-Sept.)        $ .005      $.005
Fourth Quarter (Oct.-Dec.)        $.0075      $.005

QUARTER HIGH/ LOW--CALENDAR 1998

                                    H           L
                                    -           -
First Quarter (Jan.-March)        $.0075      $.005
Second Quarter (April-June)       $ .005      $.005
Third Quarter (July-Sept.)        $ .005      $.001
Fourth Quarter (Oct.-Dec.)        $ .001      $.001

QUARTER HIGH/ LOW--CALENDAR 1999

                                   H             L
                                   -             -
First Quarter (Jan.-March)        $.5         $.0010

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

Alex Klimm. Mr. Klimm, Mrs. Klimm's husband, was President, Treasurer and a Director from July 1994, until September 1995.

Warren Casperson. Mr. Casperson was a Director of the Company from February 1991 and Secretary since October 4, 1993 and resigned from all positions in July 1994. He has been President of Enviro-Save Products and its predecessor, Microton, Canada, a privately held manufacturer and distributor of performance enhancing products used in internal combustion engines, located in Burnaby, British Columbia, Canada, for over eight years.

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

                                     GRACE DEVELOPMENT, INC.


                                     By: /S/ JACOB BARROCAS
                                         -------------------------------------
                                         Jacob Barrocas, President

Date: 07/16/99.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By: /S/ JACOB BARROCAS
                                         -------------------------------------
                                         Jacob Barrocas, President
                                         (principal executive officer) and
                                         Treasurer (principal financial officer)

Date: 07/16/99.

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 and 1997

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Grace Development, Inc.
Waterloo, Ontario, Canada

We have audited the accompanying balance sheets of Grace Development, Inc., (a Development Stage Company) as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and statement of changes in stockholders' equity (deficiency in assets) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace Development, Inc. (a Development Stage Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
                                                           December 31,
                                                       1998           1997
                                                    -----------    -----------

ASSETS

    TOTAL ASSETS                                    $        --    $        --
                                                    -----------    -----------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

Accrued liabilities                                 $     9,500    $     7,500
                                                    -----------    -----------

    TOTAL CURRENT LIABILITIES                             9,500          7,500
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
    authorized; no shares issued and outstanding             --             --
Common stock; no par value; 800,000,000 shares
    authorized; 7,269,962 shares issued and
    outstanding                                       1,090,150      1,090,150
Deficit accumulated during the development stage     (1,099,650)    (1,097,650)
                                                    -----------    -----------

    TOTAL DEFICIENCY IN ASSETS                           (9,500)        (7,500)
                                                    -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS          $        --    $        --
                                                    -----------    -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                                                            Since
                                                                          Inception
For the years ended December 31,              1998           1997      January 6, 1989
                                              ----           -----     ---------------
COSTS AND EXPENSES
Interest                                   $        --    $        --    $     3,296
Loss on security deposit                            --             --        200,000
Other operating expenses                            --             --          3,850
Professional fees                                2,000          2,000        892,504
                                           -----------    -----------    -----------

TOTAL COSTS AND EXPENSES AND NET LOSS      $    (2,000)   $    (2,000)   $(1,099,650)
                                           -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (PRIMARY AND FULLY DILUTED)     7,269,962      7,269,962      3,700,278

BASIC NET LOSS PER SHARE
 (PRIMARY AND FULLY DILUTED)               $      (.00)   $      (.00)   $      (.30)
                                           -----------    -----------    -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                               Since
                                                                             Inception
For the years ended December 31,                 1998           1997      January 6, 1989
                                                 ----           -----     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $    (2,000)   $    (2,000)   $(1,099,650)
Adjustments to reconcile net loss to net
   cash provided by operating activities:

Stock issued for services and debt                    --             --        870,000
Loss on security deposit                              --             --        200,000

Changes in assets and liabilities:
Increase in accrued liabilities                    2,000          2,000          9,500
Amounts due to investor                               --             --         15,500
                                             -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                 --             --         (4,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                 --             --          1,300
Additional capital contributed                        --             --          3,350
                                             -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             --             --          4,650
                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                  --             --             --
                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       --             --             --

CASH, beginning of year                               --             --             --
                                             -----------    -----------    -----------

CASH, end of year                            $        --    $        --    $        --
                                             -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS:
     Interest paid through the
      issuance of common stock               $        --    $        --    $       522
     Accounts payable satisfied
      through the issuance of
      common stock                           $        --    $        --    $     6,224
   Stock issued in satisfaction of debt      $        --    $        --    $   200,000
                                             -----------    -----------    -----------

Non-cash investing and financing activity in 1994 consisted of financing the $200,000 security deposit through a $200,000 note payable.

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Period from Inception (January 6, 1989) to December 31, 1989 and for the years ended December 31, 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                    Deficit              Total
                                           Common stock            accumulated        stockholders'
                                           ------------             during the     equity (deficiency
                                        Shares        Amount    development stage      in assets)
                                        ------        ------    -----------------  ------------------
Shares issued in January 1989
 in exchange for cash of
 $.001 per share to:
   Officer and director                 300,000    $       300    $        --        $       300
   Related entity                       999,962          1,000             --              1,000

Additional capital contributed
   by officer and director for
   no consideration                          --          3,350             --              3,350

Net loss for the period from
   Inception(January 6, 1989)to
   December 31, 1989                         --             --         (8,402)            (8,402)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1989          1,299,962          4,650         (8,402)            (3,752)

Shares returned by former
   officer and canceled -
   March 1990                          (300,000)            --             --                 --

Net loss for 1990                            --             --         (7,554)            (7,554)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1990            999,962          4,650        (15,956)           (11,306)

Not loss for 1991                            --             --           (668)              (668)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1991            999,962          4,650        (16,624)           (11,974)

Net loss for 1992                            --             --           (774)              (774)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1992            999,962          4,650        (17,398)           (12,748)

Contribution of capital In
October 1993 by shareholder                  --         15,500             --             15,500

Net loss for 1993                            --             --         (8,976)            (8,976)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1993            999,962         20,150        (26,374)            (6,224)

Shares issued for services and debt   1,150,000        550,000             --            550,000
Shares issued in satisfaction
   of debt                            5,000,000        200,000             --            200,000

Net loss for 1994                            --             --       (745,276)          (745,276)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1994          7,149,962        770,150       (771,650)            (1,500)

Shares issued for services              450,000        419,000             --            419,000

Cancellation of shares
   Issued for services                 (330,000)       (99,000)            --            (99,000)

Net loss for 1995                            --             --       (322,000)          (322,000)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1995          7,269,962      1,090,150     (1,093,650)            (3,500)
                                    -----------    -----------    -----------        -----------

Net loss for 1996                            --             --         (2,000)            (2,000)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1996          7,269,962      1,090,150     (1,095,650)            (5,500)
                                    -----------    -----------    -----------        -----------

Net loss for 1997                            --             --         (2,000)            (2,000)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1997          7,269,962      1,090,150     (1,097,650)            (7,500)
                                    -----------    -----------    -----------        -----------

Net loss for 1998                            --             --         (2,000)            (2,000)
                                    -----------    -----------    -----------        -----------

Balance at December 31, 1998          7,269,962    $ 1,090,150    $(1,099,650)       $    (9,500)
                                    -----------    -----------    -----------        -----------

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1998 and 1997

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1998 and 1997

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. As of December 31, 1998, the Company has net operating loss carryforwards available as follows:

                                                           Year
Year                               Amount                Expires
----                            -----------              -------

1998                            $     2,000                2018
1997                                  2,000                2012
1996                                  2,000                2011
1995                                322,000                2010
1994                                745,276                2009
1993                                  8,976                2008
1992                                    774                2007
1991                                    668                2006
1990                                  7,554                2005
1989                                  8,402                2004
                                -----------
                                $ 1,099,650

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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1998 and 1997

4. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $1,099,650 at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

COMMITMENTS AND COONTINGENCIES

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