Form 10QSB
period 1999-06-30
GRACE DEVELOPMENT INC
filed 1999-07-29
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

PLAN OF OPERATION. Currently, the Company has no or nominal revenues, while operating as a company seeking mergers, acquisitions and similar opportunities. The Company's plan of operation for the next twelve-month period is to focus upon the acquisition and/or establishment of revenue generating businesses. The Company believes it can satisfy current cash requirements. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of acquisitions, including the establishment of new operating businesses. Prior Management had approved transactions which eventually were not consummated, or were canceled or rescinded. In connection with these transactions, the Company took the position that a total of approximately 1,109,190 shares of the record total of 7,599,962 shares reported herein are also canceled or the issuances are rescinded, and has or will place stop-transfer instructions on such shares. Persons holding such shares may or may not agree in certain cases, and litigation may ensue. Current Management, sensitive to these past matters, will endeavor to avoid such problems by taking steps to deliver shares only upon the full consummation of the subject matter, or by other steps upon advice of counsel.

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

Date 07/16/99

                             GRACE DEVELOPMENT, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheets                                                           F3
  Statements of Operations                                                 F4
  Statements of Cash Flows                                                 F5
  Notes to Financial Statements                                            F7-F8

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                     June 30,       December 31,
                                                     1999           1998
                                                     (Unaudited)    (Audited)
                                                     -----------    ---------

ASSETS

    TOTAL ASSETS                                     $        --    $        --
                                                     ===========    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued liabilities                                       10,000          9,500
                                                     -----------    -----------

    TOTAL CURRENT LIABILITIES                        $    10,000    $     9,500

COMMITMENTS AND CONTINGENCIES (Note 5)

DEFICIENCY IN ASSETS
Preferred stock; no par value; 10,000,000 shares
  authorized; no shares issued and outstanding                --             --
Common stock; no par value; 800,000,000 shares
  authorized; 7,269,962 shares issued and
  outstanding                                          1,090,150      1,090,150
Deficit accumulated during the development stage      (1,100,150)    (1,099,650)
                                                     -----------    -----------

    TOTAL DEFICIENCY IN ASSETS                           (10,000)        (9,500)
                                                     -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS           $        --    $        --
                                                     ===========    ===========

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)

                                             For the Six Months              For the Three Months        Cumulative
                                               Ended June 30,                   Ended June 30,              Since
                                        ----------------------------    ----------------------------      Inception
                                            1999            1998            1999            1998       January 6, 1989
                                        ------------    ------------    ------------    ------------   ---------------
COSTS AND EXPENSES
   Interest                             $         --    $         --    $         --    $         --    $      3,296
   Other operating expenses                       --              --              --              --           3,850
   Loss on Security Deposit                       --              --              --              --         200,000
   Professional fees                           1,000           1,000             500             500         893,504
                                        ------------    ------------    ------------    ------------    ------------

TOTAL COSTS AND EXPENSES AND NET LOSS   $     (1,000)   $     (1,000)   $       (500)   $       (500)   $  1,100,650
                                        ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                          7,269,962       7,269,962       7,269,962       7,269,962

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)          $     (0.000)   $     (0.000)   $     (0.000)   $     (0.000)
                                        ============    ============    ============    ============

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                 For the Six Months         Cumulative
                                                    Ended June 30,             Since
                                             --------------------------      Inception
                                                 1999           1998      January 6, 1989
                                             -----------    -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $    (1,000)   $    (1,000)   $(1,100,650)
Adjustments to reconcile net income to net
   cash provided by operating activities:

Stock issued for compensation                         --             --        885,004

Stock issued for cancellation of debt                 --             --        200,000

Changes in assets and liabilities:
   Increase in accrued liabilities                 1,000          1,000         10,500
                                             -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                 --             --         (5,146)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuance                              --             --          1,796
   Additional capital contributed                     --             --          3,350
                                             -----------    -----------    -----------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               --             --          5,146

CASH FLOWS FROM INVESTING ACTIVITIES                  --             --             --
                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       --             --             --
                                             -----------    -----------    -----------

CASH, beginning of year                               --             --             --
                                             -----------    -----------    -----------

CASH, end of year                                     --             --             --
                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING TRANSACTIONS

Stock issued in satisfaction of debt         $        --    $        --    $   200,000

See accompanying notes.

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1999 or December 31, 1998.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999

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

                                       Year
            Year         Amount      Expires
            ----         ------      -------
            1998      $    2,000       2013
            1997           2,000       2012
            1996           2,000       2011
            1995         322,000       2010
            1994         745,276       2009
            1993           8,976       2008
            1992             774       2007
            1991             668       2006
            1990           7,554       2005
            1989           8,402       2004
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

GRACE DEVELOPMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $(1,100,650) at June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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