Form 10QSB/A
period 1999-06-30
GRACE DEVELOPMENT INC
filed 1999-10-08
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

|X| AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

Commission File No. 0-25582

                             GRACE DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

             COLORADO                                            84-1110469
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                        2685 South Dayton Way 2, Unit 42
                             Denver, Colorado 80231
          (Address of principal executive offices, including zip code)

                                 (303) 337-5700
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

As at September 24, 1999, the registrant had outstanding 7,599,962 shares of common stock.

For purposes of this Report, the outstanding shares of the Company's common stock include 330,000 shares which the Company considers not to have been validly issued and, therefore, as inappropriately outstanding. In January 1995, the Company issued the disputed shares to an unaffiliated third party in exchange for the recipient's contractual obligations to obtain or provide venture capital to the Company. Management believes that the shares should not have been issued until the recipient performed under the contract. In addition, the recipient of the disputed shares breached its obligations under the contract with the Company, and, consequently, consideration for the issuance of the disputed shares failed. As such, in May 1995, the Company issued to its transfer agent a stop transfer order for all 330,000 shares. The registered owner of the disputed shares has not attempted to transfer those shares and has not initiated any action to dispute or have the stop transfer order rescinded. Based upon management's characterization of this dispute, the Company's auditors deemed such shares to have been canceled in the audited financial statements for the Company's fiscal year ended December 31, 1995 and thereafter, as included with the Company's annual statement on Form 10-KSB, filed on July 29, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Please see enclosed financial statement.

                           PART II - OTHER INFORMATION

BACKGROUND OF AMENDMENTS TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

In the course of transactions relating to the merger (the "Merger") of a wholly owned subsidiary with New Millennium Multimedia, Inc. ("New Millennium"), as described in the Company's Current Report on Form 8-K, dated August 20, 1999, the Company and its counsel have undertaken a review of the Company's previously filed Reports on Forms 10-KSB, 10-QSB, and 8-K. In the course of that review, the Company and its counsel have determined that certain disclosures require amendment and further clarification, which the Company intends this amended report on Form 10-QSB to provide. To any extent that information provided in this Report is inconsistent with or adds to any information or disclosures contained in any prior Report filed by the Company with the Securities and Exchange Commission, the material in this Report will control.

Historical Background.

The Merger is the culmination of efforts, since incorporation of the Company, to attract an operating company as a merger partner. Since its incorporation in Colorado in 1989, the Company has conducted no business other than the sporadic investigation of potential merger partners and asset acquisitions; negotiation and execution of letters of intent for such transactions; negotiation and execution of agreements for mergers and asset acquisitions; and related transactions. The Company has never generated any revenues from operations and has used or contemplated the use of shares of its common stock to pay obligations and to fund contemplated mergers and asset acquisitions.

From the time of the Company's organization until mid-1994, the Company conducted no material operations. From mid-1994 until approximately August, 1995, the Company actively pursued acquisitions of assets and mergers, using its common stock, with a number of unaffiliated entities. The Company entered into several letters of intent relating to such transactions but was unable to negotiate or effectuate a binding agreement based on those letters of intent. In June 1994, the Company entered into an agreement to acquire a number of leases of Federal Communications Commission licenses and applications for construction and operation of low power television and wireless television channels and certain other related rights. The purchase price for this transaction was evidenced by a promissory note on which the Company subsequently defaulted. As a result of the Company's default, the parties to this transaction rescinded the purchase agreement and unwound the transaction.

In July 1994, the Company acquired 13 patents relating generally to analog compression and transmission and reception of television signals along with related wireless cable equipment. Because the Company failed to make a required initial payment of the purchase price, this transaction was rescinded, and the Company abandoned all rights to the patents and returned the equipment. In November 1994, the Company entered into an agreement for an exclusive license of certain technology relating to compression of television signals and incription of wireless cable transmissions. The agreement required the Company to fund certain research to be conducted by the licensor. Such funding was not provided, and the transaction was rescinded in approximately July 1995. The Company abandoned and cancelled all rights to the license.

Currently, the Company has no operations or revenues. Its business activities, if any, are funded by advances, loans, or capital contributions from management. Prior to the Merger, the Company's sole business activity was the exploitation of its status as a public company to attract mergers, share exchanges or other combinations with operating entities. The Company was dependent upon the efforts of its sole officer and director to identify, investigate, negotiate with, and effectuate transactions with merger partners and/or sellers of assets. In agreeing to the Merger, the Company was influenced principally by New Millennium's financial history, business prospects, expansion possibilities, requirements for debt service, access to additional capital and market share; experience and ability of management; opportunity to generate significant future revenues and profits in its business area or areas; ability to satisfy the cash needs of an operating public company; and potential to expand future business operations.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions, or estimates.

Since the Company has no operations to generate revenue and has not obtained equity contributions in its last two fiscal years, funds required for legal, accounting, and other expenses necessary to locate and investigate potential merger partners or asset acquisitions and to negotiate and effectuate agreements for those transactions have been, and continue to be, advanced by the Company's sole officer and director, merger partners, or the Company's shareholders. To date, all such funds have been advanced by the Company's sole officer and director. All costs of the Merger were advanced by management. However, because of uncertainties as to the success of the contemplated venture and management's limited resources, management restricted its provision of such funds and thereby limited certain due diligence and other activities normally associated with mergers and asset acquisitions. The Merger constituted the Company's only possibility of generating revenues or operating a business.

ITEM 2. OTHER INFORMATION.

Changes In And Disagreements With Accountant On Accounting And Financial Disclosures.

The Company's Board of Directors determined on July 10, 1999, to engage Dohan and Company, Certified Public Accountants, Miami, Florida ("Dohan & Co."), to audit the financial statements of the Company for its fiscal yeas ended December 31, 1994 through 1998. The Company has not had an independent Certified Public Accountant since February 27, 1995 when it dismissed it prior independent auditor, Davis & Co. CPAs, P.C., Englewood, Colorado ("Davis & Co."). Davis & Co.'s prior report on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion or any modification as to uncertainty, audit scope, or accounting principles. The Company had no disagreements with Davis & Co.

Directors, Executive Officers, Promoters, And Control Persons; Compliance With
Section 16(A) Of The Exchange Act.

The information below sets forth the name, age, and certain information as to the Directors and executive officers of the Company.

NAME:                            AGE:           POSITION:

Jacob Barrocas                   49             President, Treasurer, Secretary,
                                                and Sole Director

Jacob Barrocas. Mr. Barrocas currently serves as the President, Treasurer, Secretary and sole Director of the Company since December 1, 1997. His background includes consulting to private and public companies, as applicable on the structuring of "going public" transactions, mergers, acquisitions, locating and working with industry, professionals and consultants, and similar advice. He has provided such service to numerous companies in the capacity of an individual consultant for over the past five years.

John Oliver. Mr. Oliver was a Director of the Company from February 1991 and President from October 4, 1993 and resigned from all positions in July of 1994. He was the President of Olven Management Ltd., a privately held mining consulting firm in Peachland, British Columbia, Canada for over 12 years.

Maryann Klimm. Ms. Klimm was a Director and Secretary of the Company from July, 1994, and in September, 1995 she became President, replacing Mr. Alex Ruge. She then resigned in December, 1997, and was replaced by Mr. Barrocas.

Alex Ruge. Mr. Ruge was President, Treasurer, and a Director from July, 1994, until September,

1995.

Warren Casperson. Mr. Casperson was a Director of the Company from February, 1991, and Secretary since October 4, 1993, and resigned from all positions in July, 1994. He has been President of Enviro-Save Products and its predecessor, Microton, Canada, a privately held manufacturer and distributor of performance enhancing products used in internal combustion engines, located in Burnaby, British Columbia, Canada, for over eight years.

Lisa Bailey. Ms. Bailey was a Director of the Company from February, 1991, and Treasurer since October 4, 1993, and resigned from all positions in July, 1994. She was self-employed as a chartered accountant in Smith Falls, Ontario, Canada for over ten years.

Executive Compensation.

Employee Salaries. Jacob Barrocas, current President of the Company, serves without compensation at this time, and received no compensation during fiscal 1998. Mr. Barrocas, the sole Director of the Company, does not currently receive any compensation for services as a director. No employment agreement exists with Mr. Barrocas. Except as set forth below with regard to Mr. Barrocas' interest in shares owned by the Company's principal shareholder, there are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company.

Security Ownership Of Certain Beneficial Owners And Management.

(A) Security Ownership Of Certain Beneficial Owners. The following table sets forth known beneficial ownership of common stock of the Company as of September 24, 1999 by each person (except management) owning 5% or more of the common stock of the Company (also see table below).

NAME AND ADDRESS                AMOUNT AND NATURE           PERCENT OF OWNERSHIP

Signal Compression, Inc.            4,995,000                       65.7%
Suite 406
3507 North Central Avenue
Phoenix, AZ 85012

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership which may apply as to the identified party.

(2)   Rounded to nearest two decimals.

(B)   Security Ownership Of Management.

NAME AND ADDRESS           AMOUNT AND NATURE(1)          PERCENT OF OWNERSHIP(2)

Jacob Barrocas                     0                                0

(1) Does not include an interest by Mr. Barrocas in an agreement entered into with Signal Compression, Inc. in December, 1997, by Mr. Barrocas and two entities, Axiom Capital Corporation and Rant Holdings, Inc. (collectively the "Venture Group"). The Venture Group agreed to undertake efforts to increase the value of Signal's holdings in the Company by finding a merger candidate for the Company and undertaking other related activities. Pursuant to this agreement, Signal has agreed to compensate the Venture Group by paying all proceeds from the sale of Common Stock owned by Signal in excess of $.05 per share after payment out of such proceeds of $175,000 in obligations owed by Signal to third parties. Signal has agreed to sell shares of Common Stock held by it as promptly and profitably as possible following completion of any merger or other combination by the Company, as consistent with market conditions and applicable legal limitations. Mr. Barrocas holds a 25% interest in the Venture Group.

(2)   Rounded to nearest two decimals.

Forward Statements. Certain statements herein constitute forward-looking statements. These statement involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRACE DEVELOPMENT, INC.
                                             (Registrant)

Date: 10/07/99                          By:        /s/ JACOB BARROCAS
      -------------                         ------------------------------------
                                                Jacob Barrocas, President