Form 10QSB
period 1999-09-30
GRACE DEVELOPMENT INC
filed 1999-11-24
CIK 846899

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

                           Commission File No. 0-25582

                             GRACE DEVELOPMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                 84-1110469
-------------------------------         ---------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

                   1690 Chantilly Road, Atlanta, Georgia 30324
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (678) 222-3030
       ------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

      There were 73,846,895 shares of the Registrant's common stock, no par value (the "Common Stock") outstanding as of September 30, 1999. For purposes of this Report, the number of outstanding shares of the Registrant's Common Stock assumes that all shares issuable in connection with the Merger (as hereinafter defined), are outstanding. In addition, the number of outstanding shares includes 410,000 shares of the Registrant's Common Stock that the Registrant considers not to have been validly issued (the "Disputed Shares"). In January 1995, the Registrant issued 80,000 shares of the Disputed Shares to an unaffiliated third party in exchange for the recipient's contractual obligation to identify an acquisition candidate and consummate a merger between the Registrant and such candidate. No such merger was consummated. In April, 1995, the Registrant issued 330,000 shares of the Disputed Shares to an unaffiliated third party as a finders fee with respect to two transactions which were never consummated. In May 1995, the Registrant issued to its transfer agent a stop transfer order for all of the Disputed Shares. Based upon the foregoing, the Registrant's auditors at that time, Dohan and Company, CPA's, deemed 330,000 of the Disputed Shares to have been canceled in the audited financial statements for the Company's fiscal year ended December 31, 1995 and thereafter, as reflected in the Registrant's annual and quarterly reports on Forms 10-KSB and 10-QSB, filed on July 29, 1999. The Registrant is seeking a judicial determination as to the validity of the Disputed Shares. The Registrant is treating the Disputed Shares as outstanding in its financial statements presented in this report, and will so treat the Disputed Shares in all subsequent reports until a judicial determination as to the validity of the Disputed Shares is made.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             GRACE DEVELOPMENT, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
Part I:     Financial Information

Item 1.     Consolidated Financial Statements

            Balance Sheet (unaudited) at September 30, 1999 and
                  December 31, 1998

            Statement of Operations (unaudited) for the Three and
                  Nine Months ended September 30, 1999

            Statement fo Cash Flow (unaudited) for the Nine Months
                  Ended September 30, 1999

            Statement of Shareholders Equity for the Nine Months
                  Ended September 30, 1999

            Notes to Financial Statements for the Nine Months Ended
                  September 30, 1999

Item 2.     Management's Discussion and Analysis or
            Plan of Operation

Part II:    Other Information

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           Predecessor
                                                                             Company
                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                1999          1998
                                                             -----------    ---------
                                                            ( UNAUDITED )  ( AUDITED )
ASSETS:
  Cash and cash equivalents                                  $   828,787    $   3,719
  Investment in certificates of deposit                        2,650,000
  Accounts receivable, net of $ 0 allowance                       10,045
  Prepaid expenses and other assets                              200,000          820
  Officer advances                                                17,420
                                                             -----------    ---------
               Total current assets                            3,706,252        4,539

  Property and equipment
     Leasehold improvements                                       19,371
     Furniture and fixtures                                       83,620
     Equipment and software                                    2,833,320       13,117
     Less: Accumulated depreciation and amortization             (54,151)        (506)
                                                             -----------    ---------
                                                               2,882,160       12,611

  Goodwill, net of amortization of $ 42,497                      490,487
  Idle Equipment                                               4,292,360
  Other non-current assets                                        41,389
                                                             -----------    ---------
               Total assets                                  $11,412,648    $  17,150
                                                             ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable                                                82,905        5,391
  Deferred revenues                                              150,000
  Accrued liabilities                                            290,829
  Lines of credit                                              1,630,484
  Current portion of obligations under capital lease           2,185,905
                                                             -----------    ---------
               Total current liabilities                       4,340,123        5,391

  Obligations under capital leases, net of current portion     4,645,905
                                                             -----------    ---------
               Total liabilities                               8,986,028        5,391
                                                             -----------    ---------

  Stockholders' equity
     Grace Common stock; no par value;  800,000,000            4,260,195
        shares authorized; 73,846,895 issued and
        outstanding as of September 30, 1999
     NMM Common Stock, $1 par value; 1,000,000                                 32,500
        shares authorized; 32,500 shares issued
        and outstanding at December 31, 1998.
     Subscriptions receivable                                   (978,374)
     Accumulated deficit                                        (855,201)     (20,741)
                                                             -----------    ---------
               Total stockholders' equity                      2,426,620       11,759
                                                             -----------    ---------
               Total liabilities and stockholders' equity    $11,412,648    $  17,150
                                                             ===========    =========

                 See notes to consolidated financial statements

                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                               1999                 1999
                                                        ------------------    -----------------
                                                           ( UNAUDITED )        ( UNAUDITED )
Revenues                                                   $    307,515         $    500,431
Cost of revenues                                               (246,440)            (293,388)
                                                           ------------         ------------
        Gross profit                                             61,075              207,043
                                                           ------------         ------------
Operating expenses
    Sales and marketing expenses                                 54,836               67,635
    General and administrative expenses                         363,952              676,947
    Depreciation and Amortization                                90,271               96,288
                                                           ------------         ------------
        Total operating expenses                                509,059              840,870
                                                           ------------         ------------
        Loss from operations                                   (447,984)            (633,827)
                                                           ------------         ------------
Other income (expense)
    Interest income                                               4,737                5,078
    Interest expense                                           (201,558)            (205,711)
                                                           ------------         ------------
        Total other income (expense)                           (196,821)            (200,633)
        Loss before income taxes                               (644,805)            (834,460)
                                                           ------------         ------------
Income tax expense                                                   --                   --
                                                           ------------         ------------
        Net loss                                           $   (644,805)        $   (834,460)
                                                           ============         ============
        Basic and diluted net loss per common share        $      (0.02)        $      (0.02)
                                                           ============         ============
        Weighted average common shares outstanding           36,352,318           36,352,318
                                                           ============         ============

                 See notes to consolidated financial statements

                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                                   1999
                                                                                -----------
Cash flows from operating activities
Net loss                                                                        $  (834,460)
Adjustments to reconcile net loss to net cash used in
   operating activities
       Depreciation and amortization                                                 96,288
       Issuance of common stock for services                                        174,375
       Changes in assets and liabilities from operations

             Accounts receivable                                                     (9,845)
             Prepaid expenses and other assets                                     (199,180)
             Officer advances                                                       (17,420)
             Other non-current assets                                               (33,772)
             Accounts payable                                                         7,116
             Deferred revenues                                                      (24,812)
             Accrued liabilities                                                    290,829
                                                                                -----------
             Net cash used in operating activities                                 (550,881)
                                                                                -----------

Cash flows from investing activities
       Acquisition of property and equipment                                       (257,882)
       Investments in Certificates of Deposits                                   (2,650,000)
       Acquisition of business unit                                                (359,314)
                                                                                -----------
             Net cash used in investing activities                               (3,267,196)

Cash flows from financing activities
       Net proceeds from lines of credit                                          1,630,484
       Proceeds from note payable                                                   450,000
       Repayment of note payable                                                   (450,000)
       Repayment on obligations under capital leases                                (18,263)
       Net proceeds from issuance of common stock                                 3,030,924
                                                                                -----------
             Net cash provided by financing activities                            4,643,145
                                                                                -----------
Increase in cash and cash equivalents                                               825,068

Cash and cash equivalents at beginning of period                                      3,719
                                                                                -----------
Cash and cash equivalents at end of period                                      $   828,787
                                                                                ===========
Supplemental disclosure of cash flow information
       Cash paid for interest                                                   $    16,936
                                                                                ===========

Supplemental activities of Non-Cash Transactions:
   During the third quarter of 1999 the Company acquired equipment under several capital lease obligations totaling $ 6,850,073

Acquisition of business unit:
             Goodwill                                                           $   532,984
             Assets acquired                                                        115,561
             Liabilities acquired                                                  (245,210)
             Stock issued                                                           (44,021)
                                                                                -----------
             Net cash                                                           $   359,314
                                                                                ===========

                 See notes to consolidated financial statements

                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            Additional                      Stock
                                                 Common Stock                 Paid-in     Accumulated    Subscription
                                                 Shares           Amount      Capital       Deficit       Receiveble      Total
----------------------------------------------------------------------------------------------------------------------------------

Predecessor balance at December 31, 1998                                    $   32,500    $  (20,741)                  $   11,759

Shares issued in repayment of
    Shareholder debt                                                            31,000                                     31,000

Shares issued as compensation
    to New Millennuim shareholders (Note 10)                                   174,375                                    174,375

Shares issued for Avana acquisition (Note 2)                                    44,021                                     44,021

Private Placement of New
   Millennium shares (Note 9)                                                  777,600                                    777,600

Private Placement of New
   Millennium shares (Note 9)                                                3,459,319                     (978,374)    2,480,945

Warrants exercised (Note 11)                                                   147,000                                    147,000

Warant cancellation fees (Note 11)                                            (395,620)                                  (395,620)

Assumed purchase of net assets of
   Grace at Predecessor cost                     66,246,933      4,270,195  (4,270,195)                                        --

Reverse acquisition of Grace
   by New Millennium (Note 2)                     7,599,962        (10,000)                                               (10,000)

Net loss for the nine months ended
    September 30, 1999                                                                      (834,460)                    (834,460)

                                              ------------------------------------------------------------------------------------
Balance at September 30, 1999                    73,846,895    $ 4,260,195  $       --    $ (855,201)     $(978,374)   $2,426,620
                                              ====================================================================================

               See notes to the Consolidated Financial Statements

                    GRACE DEVELOPMENT, INC. And Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                  For the Nine Months Ended September 30, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Description of the Company and Basis of Presentation:

      Grace Development, Inc., is an Integrated Communications Provider offering telecommunication and Internet services (ISP) to business and residential customers. Telecommunication services currently offered are local and long distance, frame relay, ATM, data private lines and calling cards.

      The ISP operation focuses on serving individuals and small business. The Company's service offerings include dial-up Internet access and business services which are offered in various price and usage plans designed to meet the need of our subscribers. Business services include web hosting, which entails maintaining a customer's web site; high speed, dedicated Internet access; web page design; domain name registration and customer web server co-location.

      Principles of consolidation and basis of financial reporting:

      The consolidated financial statements include the accounts of Grace Development, Inc. ("Grace") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

      The financial statements of the Predecessor are the accounts of New Millenium Multimedia, Inc., a Georgia corporation ("NMM").

      In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operation of the interim periods are not necessarily indicative of the results of operations, which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 1998 annual report on Form 10-KSB, which was filed on July 29, 1999.

      Cash and Cash Equivalents:

      Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of three months or less.

      Property and Equipment:

      Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, generally three to ten years. For income tax purposes, depreciation is calculated using accelerated methods.

      Goodwill:

      The Company amortizes goodwill and organizational costs on a straight-line basis over a period of five years.

      Revenue Recognition:

      The Company recognizes revenues as they are earned. Some customers pay an annual fee for Internet services and the revenues are recognized on a straight-line basis over the service period. Deferred revenue represents the portion of unearned Internet service fees.

      Income Taxes:

      Income taxes are based on the loss for financial reporting purposes and reflect a current liability [asset] for the estimated taxes payable [recoverable] in the current year tax return and changes in deferred taxes. Deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income [loss] for the loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

      Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosures including the allowance for doubtful accounts, useful lives and recoverability of long-term assets. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

      Advertising:

      The Company expenses advertising as incurred. The advertising costs for the three and nine months ended September 30, 1999 were approximately $42,000 and $47,000, respectively.

2.    MERGER AND REORGINAZATION:

      Avana Merger:

      On May 5, 1999, NMM completed its acquisition of Avana Communications Corporation ("Avana"). The acquisition was accounted for as a purchase pursuant to Accounting Principles Board Statement No. 16, "Business Combinations" ("APB 16") and the result of Avana's operations were included in the Company's 1999 consolidated statements of operation from the date of acquisition. Total consideration included the issuance of 6,485,858 shares of Grace stock (97,824 shares of NMM stock later converted to Grace stock at a 66.3013:1 ratio), and cash of $364,000. As a result of the merger, the Company recorded goodwill of approximately $533,000, which is being amortized, on a straight-line basis over five years.

      Additionally, NMM agreed to pay contingent consideration of up to $100,000 based upon Avana maintaining a certain percentage of the acquired customer base. The Company will record a liability when the contingency is resolved and consideration is issued or becomes issuable.

      New Millennium Multimedia, Inc.:

      On September 28, 1999 a wholly-owned subsidiary of the Company merged with NMM. The shareholders of NMM exchanged 100% of the outstanding stock of NMM in exchange for shares of Grace stock. Each share of NMM common stock was exchanged for 66.3013 shares of Grace common stock and a total of 66,246,933 shares of Grace common stock were issued to NMM stockholders. The merger is intended to qualify as a tax-deferred reorganization under
      Section 368(a) of the Internal Revenue Code.

      The acquisition set out in the preceding paragraph was accounted for as the reverse acquisition of Grace by an "accounting entity" consisting of NMM and its wholly-owned subsidiary, Avana, because following the transaction, the former shareholders of NMM are in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of Grace in exchange for the issuance of Grace common stock outstanding before the transaction. The net assets of the Predecessor are accounted for at their historical cost.

      In accordance with purchase accounting principles under APB 16, the Company accounted for the net assets of Grace, acquired at the fair value of such net assets as of September 28, 1999. No goodwill was recorded as a result of this transaction.

      Pro forma Financial Statements:

                                For the Nine Months Ended September 30, 1999
                                --------------------------------------------

                              As Reported       Adjustments         Pro Forma
                              -----------       -----------         ---------
      Revenues                  500,431           313,908             814,339
      Net income (loss)        (834,460)          (77,781)           (912,241)
      Earnings per share           (.02)             (.00)               (.03)

3. INVESTMENTS:

      The Company accounts for its investments under Financial Accounting Standards Board ("FASB") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of September 30, 1999 investments consisted of the following:

                               Maturity Date     Interest Rate       Amount
                               -------------     -------------       ------
      Certificate of Deposit   March 24, 2000       4.498%         $2,000,000
      Certificate of Deposit   August 4, 2000       5.250%         $  650,000
      Total                                                        $2,650,000

4.    IDLE EQUIPMENT

      The Company acquired equipment under several capital lease obligations. Included in these lease obligations was $4,292,360 of equipment not placed in service as of September 30, 1999. Management expects this equipment to be returned to the vendor in exchange for equipment of equal value and with technology that better addresses the needs of the Company. Amortization has not been recorded on this equipment.

5.    COMMITMENTS AND CONTINGENCIES:

      Concentrations of Credit Risk:

      The Company does not have a security interest in their accounts receivable; however, they do have legal recourse for defaulted amounts.

      The Company maintains the majority of its cash deposits and investments at three financial depository institutions. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institutions failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled approximately $3,200,000 at September 30, 1999.

      Operating Leases:

      The Companies lease office space and equipment under several operating lease agreements. Rent expense for the office space and equipment totaled $42,000 and $44,000 for the three and nine months ended September 30, 1999, respectively.

      At September 30 1999, future minimum lease payments under non-cancelable leases having remaining terms in excess of one year are as follows:

      September 30,      Amount
      ------------      --------
          2000          $167,790
          2001          $155,658
          2002          $160,326
          2003          $165,138
          2004          $126,621
                        --------
                        $775,533
                        --------

      Obligations Under Capital Lease:

      The Company leases equipment under capital lease obligations. $2,833,320 of the equipment is included in the property and equipment section and $4,292,360 is included in the idle equipment section of the balance sheet. Amortization was $38,248 and $38,248 for the three and nine months ended September 30, 1999, respectively. The capitalized cost and accumulated amortization at September 30, 1999 were as follows:

      Total Equipment Placed in Service                       $ 2,833,320
      Accumulated amortization                                $   (38,248)
                                                              -----------
      Book Value                                              $ 2,795,072
                                                              -----------

      The future minimum lease payments under the capital leases at September 30, 1999:

      9/30/2000                          $ 2,914,383
      9/30/2001                          $ 2,992,477
      9/30/2002                          $ 2,193,453
                                         -----------
                                         $ 8,100,313

      Less amount representing interest  $(1,268,563)
                                         -----------
                                         $ 6,831,810

      Less current portion               $(2,185,905)
                                         -----------
                                         $ 4,645,905

      Note Payable:

      On April 26, 1999, the company signed a $600,000 promissory note with Lucent Technologies,

      Inc. ("Lucent"). Lucent advanced the Company $450,000 and made available an additional $150,000 based on the Company's customer list. The note bore interest at a rate of 10% per annum, payable monthly. The note was secured by fixed assets of the Company. The Company repaid the note in total on September 29, 1999.

6.    LINES OF CREDIT:

      The Company has a line of credit with the Bank of Tennessee to provide working capital of up to $650,000. The interest rate is 7.25% per annum payable monthly. The balance on the line of credit was $575,900 on September 30, 1999. The line of credit is secured by a CD and matures on August 4, 2000.

      The Company has a line of credit with Regions Bank to provide working capital of up to $2,000,000. The interest rate is 5.998% per annum payable monthly. The balance on the line of credit was $1,054,585 on September 30, 1999. The line of credit is secured by a CD and matures on March 24, 2000.

7.    PREFERRED STOCK:

      The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board of Directors shall determine the distinguishing features of each series including preferences, rights and restrictions, by resolution upon the establishment of such series. No shares of preferred stock had been issued as of September 30, 1999.

8.    INCOME TAXES:

      The sources of temporary differences and their effect on the net deferred taxes are as follows:

          Deferred tax asset resulting from
             net operating loss carryforwards     $ 635,000
          Less valuation allowances               $(635,000)
                                                  ---------
                                                  $    -0-
                                                  ---------

      The valuation allowance fully reserves the net deferred tax asset that arose from the tax loss carryforwards generated.

      At September 30, 1999, the Company had available for carryforward a net operating loss of approximately $1,099,650. On September 28, 1999, the Company had a significant change in ownership (note 2). As a result of the ownership change, and in accordance with Section 382 of the Internal Revenue Code, the Company's net operating loss is limited in total and each year. The net operating loss available for the year ending December 31, 1999 is approximately $93,000. For each year thereafter, the net operating loss will be limited to approximately $93,000 plus any unused loss from the prior year (1999 and forward). In addition to the limitation from Section 382 of the Internal Revenue Code, the losses are limited to a fifteen-year carryforward, with losses from 1989 beginning to expire in the year 2004.

9.    SEGMENT REPORTING

      The Company operates two business segments: telecommunications sales and services; and Internet service including dial-up accounts, web-hosting and web-design services.

                                        Three Months           Nine Months
                                       Ended 9/30/99          Ended 9/30/99
                                       -------------          -------------

      Revenues
            Telecommunications             100,266                239,080
            Internet                       207,249                261,351

                                        ----------             ----------
                                           307,515                500,431

      Gross Profit (Loss)
            Telecommunications              87,746                226,561
            Internet                       (26,671)               (19,518)
                                        ----------             ----------
                                            61,075                207,043

      Profit (Loss)
            Telecommunications            (536,531)              (706,156)
            Internet                      (108,274)              (128,304)
                                        ----------             ----------
                                          (644,805)              (834,460)

      Depreciation and Amortization
            Telecommunications              79,320                 82,774
            Internet                        10,951                 13,514
                                        ----------             ----------
                                            90,271                 96,288

      Identifiable Assets
            Telecommunications          11,342,573             11,342,573
            Internet                        70,075                 70,075
                                        ----------             ----------
                                        11,412,648             11,412,648

10.   PRIVATE PLACEMENTS

      During July 1999, NMM effected a private placement of shares of its common stock. The shares were sold at $3.20 per share. For every three shares of NMM common stock stock sold, warrants were issued to the purchaser, which gives the purchaser the right to purchase two shares of Grace common stock at $4.50 per share. In aggregate, 251,000 shares of NMM common stock and 167,292 warrants for Grace common stock were issued for net proceeds of $777,600. All warrants expire July 29, 2001. The shares of NMM common stock were converted to Grace common stock at a ratio of 66.3013:1.

      During September 1999, NMM effected a private placement of shares of its common stock. The shares were sold at $23.34 per share. In aggregate, 150,356 shares of NMM common stock were issued for net proceeds of $3,459,319. The shares were converted to Grace stock at a ratio of 66.3013:1.

11.   STOCK COMPENSATION:

      NMM issued 387,500 shares of its common stock in consideration for services rendered. The shares were valued at $174,375 and a non-cash expense was recorded to the statement of operations. The shares were converted to Grace common stock at a ratio of 66.3013:1.

12.   Stock Warrants

      On April 26, 1999, NMM entered into several capital lease agreements (note
      4) and a secured note payable agreement (note 5) with Lucent. As part of these financing agreements, NMM issued a warrant to purchase a maximum of 200,000 shares of NMM stock at a price of $3 per share. In September 1999, Lucent exercised the warrant and purchased 49,000 shares of NMM stock (later converted to 3,248,764 shares of Grace stock) for $147,000. The warrants were valued at $0 based on the following assumptions:

            Risk free interest rate        5.5%
            Life                           7 years
            FMV of stock on date of grant  $.45 per share
            Volatility                     Not applicable

      On September 27, 1999, NMM paid Lucent $395,620 to cancel the remaining 151,000 warrants issued.

13.   SUBSEQUENT EVENTS:

      Acquisitions

      On November 8, 1999 the Company acquired substantially all the business assets of Rob Ballard and Sabrina Ballard d/b/a Northwest Georgia Internet for $160,000 in cash and 25,000 shares of the Company's common stock. The transaction will be accounted for as a purchase under APB 16. The fair market value of the consideration and the resulting goodwill has not yet been determined. If any goodwill is booked as a result of this transaction it will be amortized over five years. Northwest Georgia Internet provides Internet access, web hosting and web design to businesses and individuals located in areas northwest of Atlanta, Georgia.

      Letter of Intent:

      On October 14, 1999, the Company executed a letter of intent to acquire 100% of the outstanding stock of The Telephone Company of Central Florida ("TCCF") from TCCF's parent company, Phoenix International Industries, Incorporated ("Phoenix"). The terms of the agreement, including payment terms, are still being negotiated. The Company advanced $100,000.00 to TCCF, which advance is guaranteed by the Chief Executive Officer of Phoenix.

      Notes Receivable:

      The Company loaned a corporation $250,000. The note is due on demand and bears interest at a rate of 9% payable annually. The note is secured by stock of the corporation.

                             GRACE DEVELOPMENT, INC.
                            dba AVANA COMMUNICATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Grace Development, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the quarter and nine months ending September 30, 1999.

Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company, and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to the risks and uncertainties referred to above. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this report and in the Company's other reports filed with the Securities and Exchange Commission.

Overview

Grace Development, Inc. ("GDI") dba Avana Communications is seeking to become a "bundled services" communications provider offering an array of communication and related services including, but not limited to, local dial tone, intra and inter-state access, long distance, enhanced services, Internet, data private lines, frame relay, ATM (Asynchronous Transfer Mode), calling cards, wireless and related communications services. As an integrated telecommunications provider the Company intends to use a "one bill" approach with its customers. This strategy will allow the Company to take advantage of cross selling opportunities with current and future customers.

Currently the Company is operating in two areas, as an Internet Service Provider ("ISP") and as a provider of telecommunications solutions.

The Company's ISP operation focuses on serving individuals and small business. The primary services offered by the Company are dial-up Internet access and business services which are offered in various price and usage plans designed to meet the needs of the Company's subscribers. Other business services include: web hosting, which entails maintaining a customer's web site; high speed, dedicated Internet access; web page design; domain name registration; and customer web server co-location.

The Company's telecommunication operations focus on providing communications solutions to business of all sizes and to residential customers. The Company currently concentrates its sales efforts in the Atlanta, GA market. To date, most revenues earned have been from sales commissions related to lines placed with business, mainly for long distance, frame relay and other date related communications. The Company is a master agent for Qwest Communications.

In July 1999, The Company began the licensing process for Competitive Local Exchange Carrier ("CLEC") and Interexhange Carrier ("IXC") status. These licenses will allow GDI to sell to, and maintain, local dial tone and inter/intra state long-distance customers. GDI intends to have all nine Southeastern states (Georgia, Florida, Louisiana, Mississippi, Alabama, Kentucky, North Carolina, South Carolina and Tennessee) under license agreements not later than the end of 1999.

In August 1999, The Company entered into an agreement with Lucent Technologies to supply GDI with certain network infrastructure equipment necessary for network expansion. As of September 30, 1999, GDI had Internet systems in four of the nine southeastern states listed above. GDI intends to have systems in seven of the nine states by March 2000, and in all nine states by June 30, 2000. Existing facilities are based in Georgia, North Carolina, Alabama and Tennessee.

In September 1999, The Company entered into reseller agreements to offer certain telecommunications services to residential and commercial customers. These agreements are an essential part of GDI's plan to gain market share and revenues while network infrastructure is under construction. Management believes that the majority of the network will be operational on or before June 30, 2000.

During the quarter ended September 30, 1999, the Company made progress in many areas related to reaching its goals. Two private placements were completed by a subsidiary of the Company prior to the recent merger of that subsidiary with another wholly-owned subsidiary of the Company. Funding of these private placements allowed the Company to repay in full its working capital loan from Ascend Communications and provided liquidity for operations. The Company renegotiated its largest equipment lease, allowing for more favorable terms and the ability to capitalize the lease for accounting purposes. The Company entered into an office lease and relocated its operations to a larger and better-suited location under favorable terms. Consolidation of the Company's Internet operations in the same building took place shortly after the end of the quarter. Build out of the Internet network was nearly complete by quarter's end. Co-location facilities in Charlotte, NC; Birmingham, AL; and Nashville, TN were equipped, tested and are ready for operations.

The Company has completed deployment of hardware, circuits and configuration for extending and replacing its prior infrastructure in Atlanta. This involved moving the Company's data center into new premises with raised floor, commercial grade HVAC and line interactive UPS facilities. The Company's previous server configuration has been entirely replaced with rack-mounted Compaq servers that have improved the Company's ability to service more clients efficiently.

The Company has implemented a tape library unit that automatically backs up all servers every night, requiring manual intervention only once weekly. Back-up time has been reduced to less than 40% of the prior requirement. The Company has deployed over 50 new workstations and has standardized most configurations with Windows NT software to ensure minimal support and maintenance efforts. All systems are Y2K compliant.

The Company's telecommunications infrastructure has also been upgraded to support scalable growth and enhanced performance. Thus, the Company's Atlanta market now has over 1300 ports supporting V.90 service, its Birmingham market has 644 ports supporting V.90 service, its Charlotte market has 644 ports supporting V.90 service and its Nashville market has 644 ports supporting V.90 service.

Results of Operations

Revenues: Revenues for the three months ended September 30, 1999 were derived from telecommunications sales commissions and from providing Internet and web hosting services. Telecommunications revenues were $100,266 while Internet and web hosting revenues were $207,249. Revenues for the nine month period ended September 30, 1999 totaled $500,431. Telecommunications sales accounted for $239,080 of the total, while revenues from Internet and web hosting services accounted for $261,351. The acquisition of Avana Communications Corporation was completed on May 5, 1999. The acquisition was accounted for as a purchase and the results of Avana's operations were included in the consolidated statement of operations from the date of acquisition.

Cost of Revenues: Cost of revenues for providing Internet service includes salaries and wages of those employed in customer service and sales and in the technical areas needed to maintain and upgrade the system. Cost of revenues for the quarter and nine months ending September 30, 1999 were $246,440 and $293,388 respectively.

Sales and Marketing Expenses: Sales and marketing expenses include advertising costs for the Internet operations and development of the promotional campaign for both telecommunications sales and corporate branding. For the quarter and nine months ended September 30, 1999, Sales and Marketing expenses were $54,836 and $67,635 respectively. These expenses are expected to increase as the Company pursues an aggressive sales effort.

General and Administrative Expenses: Included in General and Administrative expenses are salaries and wages, professional fees, travel expenses, office supplies and other general expenses. Expenses in these categories increased due to growth in the number of employees, the closing if the merger and related financing activities. For the quarter and nine months ended September 30, 1999, General and Administrative expenses were $363,889 and $676,947 respectively.

Depreciation and Amortization: Depreciation expenses are computed using the straight-line method based on estimated useful lives of the asset, generally three to ten years. For the quarter and nine months ended September 30, 1999, Depreciation expense was $18,378 and $23,127 respectively.

Amortization expenses for organization costs are Amortized over a 60-month period. Goodwill related to the purchase of Avana is also being amortized over a 6-month period. For the quarter and nine months ended September 30, 1999, Amortization expense was $71,893 and $73,161 respectively.

Interest Expense: The Company currently incurs interest expense on the lines of credit and under capitalized leases. For the quarter and nine months ended September 30, 1999, Interest Expense was $201,558 and $205,711 respectively.

Interest Income: The Company currently earns interest income on cash and cash equivalents, and investments. For the quarter and nine months ended September 30, 1999, Interest Income was $4,737 and $5,078 respectively.

Liquidity and Capital Resources

The Company's operating activities required net cash of $550,881 more than the cash generated from such activities for the nine months ended September 30, 1999, thereby producing a negative net cash flow in that amount for that period. Working capital increased by $633,019 for the nine months ended September 30, 1999. Working capital was increased by proceeds from two private placements, as described in footnote 9 of the financial statements, which increase was offset by the current portion of leases capitalized during the nine month period and draws against the lines of credit used for the same period. Changes in net cash from operations resulted primarily from the loss for the period offset by noncash items of depreciation, amortization and compensation paid in the form of stock. The changes in net cash were also affected by an increase in accounts receivable, prepaid expenses, other assets, advances to officers and deferred revenue partially offset by an increase in accounts payable and accrued liabilities.

Cash used for investing activities was $3,267,196 for the nine months ended September 30, 1999. The cash was used primarily to fund investments in certificates of deposits totaling $2,650,000. Expenditures of property and equipment for acquisitions were made totaling $257,882 for the nine months ended September 30, 1999. Expenditures for acquisitions of businesses were net $359,314.

Cash provided by financing activities was $4,643,145 for the nine months ended September 30, 1999. Cash provided consisted primarily of proceeds from private placements of $3,030,924 and proceeds from line of credit borrowing of $1,630,484. These amounts were partially offset by repayment on obligations under capital leases of $18,263. A working capital loan in the amount of $450,000 was funded and repaid during this nine-month period.

As of September 30, 1999, the Company had $848,787 in cash and cash equivalents. The Company also had $2,650,000 in certificates of deposits less offsetting related liabilities in the form of lines of credit of $1,630,484. The net proceeds available from investments less the corresponding liability totaled $1,019,516. Combined with $848,787 above, the Company has $1,848,303 to meet its current obligations and fund its operations. Management believes this amount is not sufficient to enable the Company to expand its business as currently planned. The Company will therefore require additional capital to fund its anticipated operating losses and planned capital expenditure requirements.

In order to fund these requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings otherwise prove to be insufficient, the Company may be required to seek additional capital sooner than expected. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, it may be required to reduce the scope of its expansion, which could adversely affect its business prospects and its ability to compete. There can be no assurance that the Company will be able to raise equity capital, obtain capital lease or bank financing or incur other borrowings on commercially reasonable terms, if at all, to fund any such expansion.

To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issue debt, its leverage and debt service obligations will increase.

As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and additional debt and equity investments in the Company will be necessary to fund any material acquisitions and similar strategic investments.

Impact of Year 2000

The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. This could result in system failure or miscalculations causing disruptions in the Company's operations including, among other things, temporary inability to process transactions, send invoices or engage in similar normal business activities. To ensure that its computer-based systems and applications will function properly beyond 1999, the Company has implemented a Year 2000 program.

The Company's Year 2000 Program (the "Program") consists of the following phases:

      (i) Preliminary Assessment - During this phase the Company will inventory all existing hardware and software and assess Year 2000 compliance. This assessment is based on documented representations from vendors and Company personnel and third party consultants for Company developed software. As of September 30, 1999, approximately 99% of this phase was completed.

      (ii) Action Definition - For items identified as requiring an upgrade, replacement or other action to achieve Year 2000 compliance, a detailed action plan, including estimated completion times and corrective steps, is developed. As of September 30, 1999, approximately 95% of this phase was completed.

      (iii) Execution - During this phase the action steps as defined in phase
            (ii) are performed. Any additional action items identified are prioritized and added to the action plan. As of September 30, 1999, approximately 95% of this phase was completed.

      (iv)  Operational Compliance - The Company anticipated completing phases
            (i) through (iii) by October 31, 1999, prior to any anticipated impact on its operating systems.

Given that the majority of the Company's telecommunications network infrastructure and critical back office systems have been purchased since 1997, Year 2000 compliance was substantially ensured at the time of purchase. The Company does not anticipate total Year 2000 compliance costs to exceed $4000. These estimated costs and the date the Company anticipates completion of all Year 2000 modifications are based on management's estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, third-party assistance and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The Company is currently seeking assurances from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently planning interoperability tests to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. Notwithstanding these measures, there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by the Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial conditions. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst-case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst-case scenarios: widespread failure of electrical, gas and similar supplies serving the Company; widespread disruption of services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

If the Company cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

The Company believes that its critical systems should be Year 2000 compliant before January 1, 2000. Having identified the mission-critical systems of the Company and their key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Additionally, to the extent the networks and systems of other carriers are adversely impacted by the Year 2000 problem, the ability of the Company to service its customers may be adversely impacted.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) As previously reported in the Registrant's Current Report on Form 8-K dated September 28, 1999 , a change in control of the Registrant occurred on September 28, 1999 (the "Effective Time") pursuant to the terms and conditions of an Agreement and Plan of Merger (the "Merger Agreement") dated as of August 20, 1999 between the Registrant, New Millennium Multimedia, Inc., a Georgia corporation ("NM"), Grace Newco, Inc., a Georgia corporation and wholly-owned subsidiary of the Registrant ("Merger Sub") and Signal Compression, Inc., a Nevada corporation ("Signal"). The Merger Agreement provided for the merger (the "Merger) of Merger Sub with and into NM, with NM as the surviving corporation. As a result of the Merger, NM became a wholly-owned subsidiary of the Registrant and the former shareholders of NM received an aggregate of 66,246,933 or 89.70% of the Registrant's Common Stock. The shares of Common Stock received by the former shareholders of NM were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration provided by Section 4(2) of the Act. Such shares are "restricted securities" (as defined in Rule 144 promulgated under the Act) and accordingly, may not be sold or transferred by the holders thereof unless such shares are registered under the Act or are sold or transferred pursuant to an exemption therefrom.

      On September 30, 1999, the Board of Directors of the Registrant approved the issuance of certain warrants (the "Warrants") to purchase an aggregate of 167,292 shares of the Registrant's Common Stock. As part of a private placement of securities made by NM to certain "accredited investors" (as defined in Rule 501 promulgated under the Act), NM agreed to issue the Warrants to such investors as, if and when the Merger was completed. The Warrants were issued by the Registrant in reliance upon the exemption from registration provided by
Section 4(2) of the Act. The terms of the Warrants provide that they may be exercised at any time following issuance upon payment of the exercise price of $4.50 per share of Common Stock. The Warrants expire on July 29, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3(ii) Exhibit 3(ii) - Amendment to By-Laws. A complete copy of the
                  By-laws, as amended, is filed herewith.

            10.1 Master Lease Agreement dated as of May 21, 1999 between New Millennium Multimedia, Inc. and Ascend Credit Corporation.

            10.2 Wholesale Services Agreement dated as of September 21, 1999 between New Millennium Multimedia, Inc. and Qwest Communications Corportion.

            10.3 ICG Authorized Distributor Agreement dated September 28, 1999 by and between ICG Telecom Group, Inc. and New Millennium Multimedia, Inc.

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated September 28, 1999 reporting a change in control of the Registrant and the acquisition of assets.

            Current Report on Form 8-K dated August 20, 1999 reporting execution of the Merger Agreement and a related press release.

            Current Report on Form 8-K dated July 10, 1999 reporting changes in Registrant's certifying accounts, as amended on each of August 17 and September 2, 1999.

                          EXHIBIT INDEX

Exhibit                                              Method of Filing
-------                                              ----------------

3(ii)                                            Filed herewith electronically

10.1                                             Filed herewith electronically

10.2                                             Filed herewith electronically

10.3                                             Filed herewith electronically

27                                               Filed herewith electronically

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRACE DEVELOPMENT, INC.


Date: November 22, 1999                   /s/ Richard S. Granville, III
                                          -----------------------------
                                          Richard S. Granville
                                          President and Chief
                                          Operating Officer


Date:  November 22, 1999                  /s/ Ronald R. McCallum
                                          -----------------------
                                          Ronald R. McCallum
                                          Chief Financial Officer