Form 10QSB/A
period 1999-09-30
GRACE DEVELOPMENT INC
filed 1999-12-28
CIK 846899

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

                           Commission File No. 0-25582

                             GRACE DEVELOPMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                          84-1110469
---------------------------------              ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                   1690 Chantilly Road, Atlanta, Georgia 30324
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (678) 222-3030
        ---------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

      There were 73,846,895 shares of the Registrant's common stock, no par value (the "Common Stock") outstanding as of September 30, 1999. For purposes of this Report, the number of outstanding shares of the Registrant's Common Stock assumes that all shares issuable in connection with the Merger (as hereinafter defined), are outstanding. In addition, the number of outstanding shares includes 410,000 shares of the Registrant's Common Stock that the Registrant considers not to have been validly issued (the "Disputed Shares"). In January 1995, the Registrant issued 80,000 shares of the Disputed Shares to an unaffiliated third party in exchange for the recipient's contractual obligation to identify an acquisition candidate and consummate a merger between the Registrant and such candidate. No such merger was consummated. In April, 1995, the Registrant issued 330,00 shares of the Disputed Shares to an unaffiliated third party as a finders fee with respect to two transactions which were never consummated. In May 1995, the Registrant issued to its transfer agent a stop transfer order for all of the Disputed Shares. Based upon the foregoing, the Registrant deemed 330,000 of the Disputed Shares to have been canceled in its financial statements for the Company's fiscal year ended December 31, 1995 and thereafter, as reflected in the Registrant's annual and quarterly reports on Forms 10-KSB and 10-QSB, filed on July 29, 1999. The Registrant is seeking a judicial determination as to the validity of the Disputed Shares. The Registrant is treating the Disputed Shares as outstanding in its financial statements presented in this report, and will so treat the Disputed Shares in all subsequent reports until a judicial determination as to the validity of the Disputed Shares is made.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                INTRODUCTORY NOTE

      The Registrant is amending its Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999 (the "3rd Quarter 10-QSB") in order to (a) clarify certain information concerning the determination of the accounting treatment of the Disputed Shares as discussed on the cover page to the 3rd Quarter 10-QSB and (b) amend Item 1, Notes to Financial Statements for the Nine Months Ended September 30, 1999 to remove the reference to organizational costs in Footnote 1, Goodwill.
               ---------

                             GRACE DEVELOPMENT, INC.
                                  FORM 10-QSB/A

                                      INDEX

                                                                            Page
                                                                            ----
Part I:     Financial Information

Item 1.     Consolidated Financial Statements

            Balance Sheet (unaudited) at September 30, 1999 and
                  December 31, 1998

            Statement of Operations (unaudited) for the Three and
                  Nine Months ended September 30, 1999

            Statement of Cash Flow (unaudited) for the Nine Months
                  Ended September 30, 1999

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

      Goodwill:

      The Company amortizes goodwill on a straight-line basis over a period of five years.

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

                                          GRACE DEVELOPMENT, INC.


Date: December 28, 1999                   /s/ James M. Blanchard
                                          ---------------------------------
                                              James M. Blanchard
                                              President


Date: December 28, 1999                   /s/ Ronald R. McCallum
                                          ---------------------------------
                                              Ronald R. McCallum
                                              Chief Financial Officer