Form 10-K
period 1999-12-31
GRACE DEVELOPMENT INC
filed 2000-04-17
CIK 846899

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 1999
                          ----------------------------------------------------

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission File Number 025582

                            GRACE DEVELOPMENT, INC.
            (Exact name of registrant as specified in its charter)

                       Colorado                                                    84-1110469
            (State or other Jurisdiction of                                     (I.R.S. employer
            incorporation or organization)                                     identification no.)

                 1690 Chantilly Drive                                            (678) 222-3030
                Atlanta, Georgia  30324                                  (Registrant's telephone number
       (Address of principal executive offices)                               including area code)
                      (zip code)

Securities registered pursuant to Section 12(b) of the Act:

                  Title to each class                               Name of each exchange on which registered
                  -------------------                               -----------------------------------------
                         None                                                         None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value on February 29, 2000, of the voting stock held by non-affiliates of the registrant was $213,896,260 (based on the closing bid price for shares of the registrant's Common Stock as reported on the Nasdaq Over-the-Counter Bulletin Board on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

       As of February 29, 2000, there were 75,895,903 shares of the registrant's common stock, no par value, outstanding.

       Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1999, and to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders are incorporated in Part III by reference.

                            GRACE DEVELOPMENT, INC.

                                     INDEX

REPORT:  FORM 10-K                                                                                                  Page
                                                                                                                    ----

PART I...........................................................................................................     3
         ITEM 1. BUSINESS........................................................................................     3
         ITEM 2. PROPERTIES......................................................................................    34
         ITEM 3. LEGAL PROCEEDINGS...............................................................................    34
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................    35

PART II..........................................................................................................    36
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................    36
         ITEM 6. SELECTED FINANCIAL DATA.........................................................................    36
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS.................................................................................    37
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................    45
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................    45
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.................................................................................    45

PART III.........................................................................................................    46
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................    46
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................    46
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................    46
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................    46

PART IV..........................................................................................................    47
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................    47

SIGNATURES.......................................................................................................    49

CONSOLIDATED FINANCIAL STATEMENTS................................................................................   F-1

EXHIBIT INDEX....................................................................................................   E-1

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Grace Development, Inc., a Colorado corporation doing business as Avana Communications ("Grace" or the "Company"), is a start-up company whose predecessor was formed in 1998. The Company plans to become a full-service integrated communications provider, offering a suite of "bundled" data and communications services and products to small businesses and individuals in mid-sized and smaller markets located primarily in the Southeastern United States, and internet-related and long-distance services to customers nationally.

     The Company believes that technological developments and economic factors are driving a rapid convergence of products and services in the information technology and telecommunications industries. However, management believes that consumers find the rapidly growing and changing array of data and communications technologies to be confusing, and that consumers are frustrated by the cost and inconvenience of having to rely on multiple providers to obtain the services and products they need. The Company intends to pursue profitable growth by offering its customers simplified, affordable solutions to managing their information technology and telecommunications needs in this converging environment.

     The Company's strategy is to develop the capability to deliver to its customers -- through facilities-based and resale networks -- an affordable bundle of data, voice, internet-related, and eventually video, services and products that are tailored to meet each customer's individual needs in one account with one source of support and customer service. The Company intends to offer, and assist its customers in selecting a customized "bundle" of, primary functional services, which may include one or more of the following:

     .  internet access service
     .  local and long distance telephone
     . enhanced telephone services (such as voice mail, call waiting, conference calling and caller-ID)
     .  web page design, development and hosting
     .  dedicated circuits for voice, data and video
     .  frame relay transport services
     .  ATM (Asynchronous Transfer Mode)
     .  integrated wireless PCS (Personal Communication System)
     .  calling card services
     .  ISDN (Integrated Service Digital Network)
     . SDSL (Symetrical Digital Subscriber Line), VoDSL (Voice Over Digital Subscriber Line) and
        ADSL (Asymetrical Digital Subscriber Line)
     .  OC-1 (Optical Carrier one) and OC-3 (Optical Carrier three)
     .  RAS ports (Random Access Server)

     Additionally, the Company may sell, install and maintain the following products for customers and their end users:

     .  phone equipment; PBX equipment; voice-over equipment
     .  mini-computer, personal computers and servers
     .  internet appliances and convergence devices
     .  wireless communications devices

     The array of services and products offered will be determined on a market-by-market basis, depending on the population density and demographics of each market, either through direct sales, resale agency arrangements or some combination of the two. The Company plans to offer facilities-based services in markets that can support the cost of the facilities infrastructure build-out, and to offer services through resale or interconnection arrangements in markets where build-out of facilities-based infrastructure would not be cost-effective.

Execution of Business Plan

     The Company has developed a three-pronged strategy for implementing its business plan: (a) acquisition of existing service providers and developing technology-based service companies; (b) build-out of the Company's delivery network, primarily in mid-sized and smaller (1.5 million persons or less) markets located in the Southeastern United States; and (c) integration of the products and services acquired or developed by the Company into a suite of offerings, from which the Company will assist its customers in selecting a "bundle" of products and services that will meet their needs on a simple and affordable basis.

     Acquisitions. The Company intends to be opportunistic and aggressive in acquiring and consolidating independent technology providers that enhance the array of products and services that the Company plans to offer to its customers, that provide the Company with new or increased access to desirable markets or that enhance its human resources.

     Building Infrastructure. The Company intends to build-out its existing network infrastructure where acceptable acquisition candidates or existing network infrastructure do not exist and where the market size is such that the cost of the build-out can be justified or where it is necessary in order to reduce dependency on third parties. For instance, the Company may expand and build infrastructure in smaller markets where current advanced network infrastructure is unavailable, unplanned and the cost of entry and level of competition are relatively low. In larger markets, the Company may develop and deploy advanced fixed networks where such networks do not exist or where cost effective access to existing networks is not available. In addition, the Company may enter new markets by leasing or reselling existing services or infrastructure to develop a large enough market share to support the cost of building out the Company's own facilities.

     Integration of Products and Services. As its product and service capabilities expand, through acquisitions and internal development, the Company's goal is to integrate those products and services into a suite of offerings from which its customers may choose a bundle of products and services which best suit their individual needs. The Company intends to differentiate itself from its competitors, in part, by actively assisting its customers in selecting the appropriate products and services to meet their needs on a simple and cost effective basis. Management believes that such customer assistance will help build customer loyalty and reduce customer attrition, while offering an opportunity for the Company to "cross-sell" its more profitable products and services. In addition, the Company believes that the integration of acquired or developed products and services will permit it to establish a local presence in its targeted markets while centralizing technological and administrative support services, whenever possible, to capture operational efficiencies and economies of scale.

     Additionally, to more quickly expand its customer base, geographic reach and brand awareness, the Company may also act as a reseller of local, long distance and other telecommunications services where it does not have facilities in place.

     Implementation of the Company's business plan has already begun. Since November 1, 1999, the Company acquired (i) an Atlanta, Georgia-based ISP, (ii) a Florida-based ASP that provides Web page design and hosting services, (iii) a South Carolina-based CLEC, and (iv) a Florida-based computer services firm that provides network maintenance management and installation services. As a result of these acquisitions, the Company presently offers data and communications services, including Internet connections, Web page design and hosting, and "bundled" local, long distance and some enhanced telephone services, to individuals and businesses in a limited number of markets in the Southeastern United States.

Current Operations

     Through its operating subsidiaries, the Company currently provides Internet connections; Web page design and hosting services; local, long distance and certain enhanced telephone services; and data network systems design, installation and maintenance.

Internet Service Provider ("ISP")

     The Company operates as an ISP primarily through its indirect wholly-owned subsidiary Avana Communications Corporation, a Georgia corporation ("Avana"). Avana was acquired in May 1999. The Company currently provides Internet connections to approximately 4,500 individuals and small and medium size companies in the Atlanta, Georgia, market for a monthly service fee. Additionally, the Company offers domain name registration and Web server co-location services. The Company's ISP operations and systems are located in the Company's primary operating facility in Atlanta, Georgia. The Company's ISP and ASP operations make up its Internet segment. The information in Note 10 - "Segment Reporting" of the Company's Consolidated Financial Statements is incorporated herein by reference.

Application Service Provider ("ASP")

     The Company operates as an ASP primarily through its indirect wholly-owned subsidiary WebWizard, Inc., a Delaware corporation formerly based in Altamonte Springs, Florida ("WebWizard"). The Company acquired WebWizard in January 2000. The Company offers four primary products and services as an ASP: (i) licensing of Internet and intranet Web page design software; (ii) Web page design and implementation consulting services; (iii) Web hosting services; and (iv) online database application services. The WebWizard design tool enables persons with limited computer skills to build and maintain Web pages. It includes a fully integrated, seamless Web page design and maintenance tool that can be integrated with many existing computer based database packages and includes a shopping cart facility, catalog tools, forms tools, and content and contact management tools. The Web page design tool is provided to end users who design and maintain their own Web pages, and licensed to intermediary Web page designers and consultants who design and maintain Web pages for end users. The Company also offers its own Web page consulting services to design, build and maintain Web pages for customers, including licensees. The Company will also host customers' Web pages on its computer servers for a monthly service fee. The Company currently has approximately 12 license holders of the WebWizard software -- through which the Company reaches approximately 6,000 end users -- and over 300 customers for whom it hosts Web sites. The Company's ASP customers are not concentrated in any particular geographic region. WebWizard's operations and computer systems are located in Altamonte Springs, Florida and redundantly supported in Atlanta, Georgia.

Competitive Local Exchange Carrier ("CLEC") and Inter-Exchange Carrier ("IXC")

     The Company, through its operating subsidiaries, operates as a CLEC and IXC, offering local, long distance and certain enhanced telephone services. The Company offers traditional local telephone products, long distance voice and data services, operator services, prepaid calling cards and certain enhanced services, including voice mail, call waiting, conference calling and caller-ID. The Company currently provides such services to approximately 1,200 customers and over 6,500 lines located primarily in the Southeastern United States.

     The Company has negotiated interconnect agreements with BellSouth Corp., GTE Telecommunications Inc., Sprint Corp., and SBC Communications, as successor-by-merger to Ameritech, all of which are ILECs. The Company has contracts to resell long distance services with Qwest Communications International Inc. and Global Crossing Ltd. The Company also has a contract to resell advanced network services with ICG Communications involving a lease of high speed data transmission facilities. Under those agreements, the Company purchases local exchange, long distance and high speed data services at wholesale prices and resells those services to its customers. As of March 31, 2000, the Company had switching equipment and related computer hardware and software installed at a facility in Johnson City, Tennessee, and to be installed in co-location facilities in Atlanta, Georgia.

     The Company's CLEC service is transparent to the customer, whose telephone operates in precisely the same manner as it did prior to selecting the Company as its local carrier. The customer receives its bill from the Company, rather than from the ILEC. The Company is certified and operating as a CLEC in Alabama, Florida, Illinois, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company has filed for CLEC certification in Louisiana and Ohio.

     The Company is certified by the Federal Communications Commission ("FCC") and the applicable state regulatory agencies to provide intrastate, interstate and international long distance telephone services to customers in Alabama, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, South Carolina, Tennessee, and Virginia. The Company's other long distance telephone products are 800 Numbers and debit calling card services.

     In order to provide these products, the Company purchases long distance telephone time from national carriers at wholesale rates based upon high volume usage and its certifications as an IXC. The Company then resells this time to its customers at its own retail rates which are generally priced below IXCs' published, tariffed, basic retail rates. The Company's calling card products operate similarly to the calling card products offered by the major carriers. The Company's customers pay for their long distance calling usage through direct billing.

     The Company also has state tariffs to provide pre-paid local telephone service in Alabama, Florida, Kentucky, North Carolina, Mississippi, South Carolina, Tennessee and Virginia. This service is provided under the P.V. Tel. brand. The Company has approximately 1,200 pre-paid local telephone service customers.

     The Company has an arrangement with Lucent Technologies, Inc. whereby Lucent is to supply the Company with certain network infrastructure equipment necessary for network expansion. As of December 31, 1999, Lucent held 4.4% of the Company's Common Stock that was acquired by exercising warrants that were awarded in connection with this agreement. Under the Lucent arrangement, Lucent has made a non-binding commitment to lease to the Company up to $25 million in equipment and services during 2000 and to provide the Company with a secured non-revolving working capital line of credit of up to $3,125,000 at a rate of $1.00 for every $8.00 in new equipment purchased or leased by the Company from Lucent. The line of credit will be made available in tranches, as needed, subject to credit review as the tranches are utilized. Any advance under the line of credit would bear interest at a rate of 12.5%, payable as interest only for the first three months, followed by 21 months of principal and interest.

Bundled Products and Services

     As of March 31, 2000, the Company was offering "bundled" telecommunications services in the Atlanta, Georgia, market consisting of long distance services, 800 toll free numbers, calling cards, Internet access, high speed data services and Web page design and hosting. The Company's business plan calls for additional services to be added in the future, including local telephone, local area networks, wide area networks and installation, maintenance and servicing of networks. The Company markets its bundled products and services through its own direct sales force and through a variety of value added resellers ("VARs") and other agents. In Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia, the Company offers bundled local and long distance telephone service.

PREDECESSOR

     The predecessor to the Company, New Millennium Multimedia, Inc., a Georgia corporation ("New Millennium"), which resold local and long distance services in the north Atlanta, Georgia, market was formed on October 7, 1998. On May 5, 1999, New Millennium acquired Avana Communications Corporation, a Georgia corporation ("Avana"), an internet service provider which then had approximately 4,000 customers located primarily in the Atlanta, Georgia market.

     On September 28, 1999, a wholly owned subsidiary of Grace Development, Inc. merged with and into New Millennium (the "Grace Merger"). The defined term "Old Grace" will be used to refer to Grace Development, Inc. prior to the Grace Merger. Each share of New Millennium common stock was exchanged for 66.3013 shares of the Company's Common Stock and a total of 66,246,933 shares of the Company's Common Stock were issued to New Millennium stockholders. Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Old Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the Company's outstanding Common Stock. Accordingly, the Consolidated Financial Statements of the Company are the financial statements of New Millennium adjusted for the assumed acquisition of the net assets of Old Grace in exchange for the issuance of the Company's Common Stock. In accordance with purchase accounting principles, the net assets of New Millennium were accounted for at their historical cost, and the net assets of Old Grace were accounted for at their fair value as of September 28, 1999. No goodwill was recorded as a result of the Grace Merger.

     On November 8, 1999, Avana acquired substantially all of the business assets of Rob Ballard and Sabrina Ballard d/b/a Northwest Georgia Internet. Northwest Georgia Internet provides Internet access, Web hosting and Web design to businesses and individuals located in areas northwest of Atlanta, Georgia.

     The corporate headquarters of the Company, as well as its central operating facility, are located at 1690 Chantilly Drive, Atlanta, Georgia 30324 (telephone number 678-222-3030).

RECENT COMPANY HISTORY

WebWizard Acquisition

     On January 31, 2000, a wholly owned subsidiary of the Company was merged with and into WebWizard, Inc. ("WebWizard") (the "WebWizard Acquisition"). WebWizard's primary product is its Internet-accessible software platform for the creation and management of Websites and Web-based applications which enable a person, with little or no computer programming knowledge or special training, to create Websites. WebWizard's Website development tools also include modules to add e-commerce, forms-wizard, shopping cart, catalogue and contact manager capabilities to a Website. A key feature of the product is its embedded content management capability, which permits a Website administrator to monitor and filter the content of distributed sites. WebWizard licenses its products to Website developers, small merchants and other retail customers. It has more than 6,000 users and at least 12 licensing agreements in place with value-added resellers in the consulting, e-commerce and communications industries. WebWizard's assets include approximately $100,000 in computer hardware and software which are used to support its product offerings. The Company intends to continue to use such hardware and software to support WebWizard's activities.

     The WebWizard Acquisition was consummated in accordance with the terms and conditions of an Agreement and Plan of Merger, dated January 20, 2000. As a result of the WebWizard Acquisition, WebWizard is an indirect wholly owned subsidiary of the Company. The aggregate consideration paid to acquire WebWizard was 1,762,554 shares of the Company's Common Stock (the "WebWizard Consideration"), with 257,500 shares being held in escrow in connection with certain indemnification obligations of the Seller until June 30, 2001. Of the 1,762,554 shares of the Company's Common Stock constituting the aggregate merger consideration, 96,567 shares are to be issued by the Company directly to certain persons on behalf of the former majority webwizard shareholder as a fee for rendering financial advisory and broker services. The Company has also agreed to issue an additional 10,343 shares of Common Stock as a finder's fee to one individual. The

WebWizard Acquisition was structured to qualify as a tax exempt reorganization under Section 368(a) of the Internal Revenue Code.

     The fair market value of the Common Stock comprising the WebWizard Consideration was estimated to be $0.40 per share on January 31, 2000, making the aggregate consideration $705,022. WebWizard's liabilities exceeded its assets by approximately $290,000 at the time of the acquisition. As a result of the WebWizard Acquisition, the Company estimates that it will record approximately $1,000,000 of goodwill.

     All of the 1,762,554 shares of the Company's Common Stock issued in the WebWizard Acquisition are "restricted securities" under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     On January 31, 2000, in connection with the WebWizard Acquisition, a wholly owned subsidiary of the Company entered into an employment agreement with O.E. "Randy" Ray, a former stockholder of WebWizard, which provides for Mr. Ray to serve as Executive Vice President - Business Development of the subsidiary for a term ending January 31, 2001. As compensation, Mr. Ray is entitled to (i) receive a base salary of $90,000 per year, and (ii) participate in the Company's incentive and bonus programs to the same extent as other senior executive officers of the Company. In addition Mr. Ray was given the right to receive an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $3.25 per share to be granted pursuant to a stock option plan adopted by the Board of Directors of the Company when a plan is adopted. Effective April 3, 2000, in connection with the Alpha Computer Acquisition (as defined below), Mr. Ray's base salary was increased from $90,000 per year to $140,000 per year.

     On January 31, 2000, in connection with the WebWizard Acquisition, a wholly owned subsidiary of the Company entered into an employment agreement with Wendy Lewis, which provides for Ms. Lewis to serve as Vice President of Operations - Applications Services Group of the subsidiary for a term ending January 31, 2001. As compensation, Ms. Lewis is entitled to receive (i) a base salary of $75,000 per year, and (ii) participate in the Company's incentive and bonus programs to the same extent as other senior executive officers of the Company. In addition Ms. Lewis was given the right to receive an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $3.25 per share pursuant to a stock option plan adopted by the Board of Directors of the Company when a plan is adopted. Effective April 3, 2000, in connection with the Alpha Computer Acquisition, Ms. Lewis' base salary was increased from $75,000 per year to $125,000 per year.

     In connection with the WebWizard Acquisition, the Company also entered into a six month consulting agreement with John Cavanaugh, a former stockholder of WebWizard. Pursuant to the consulting agreement, Mr. Cavenaugh received 17,500 shares of Common Stock upon execution of the consulting agreement and is entitled to $10,000 per month for the term of the agreement.

P.V. Tel. Acquisition

     On February 24, 2000, a wholly-owned subsidiary of the Company was merged with and into P.V. Tel., Inc. ("P.V. Tel."), a South Carolina corporation (the "P.V. Tel. Acquisition"). P.V. Tel. is a CLEC currently serving approximately 1,200 customers in small markets in South Carolina and Tennessee. P.V. Tel.'s customer base is composed primarily of small and medium-sized businesses and residential customers. Its service offerings include traditional local telephone products, long distance voice and data services, operator services and prepaid calling cards.

     The P.V. Tel. Acquisition was consummated in accordance with the terms and conditions of a Stock Exchange Agreement, dated February 15, 2000. Pursuant thereto, a wholly-owned subsidiary of the Company acquired all of the capital stock of P.V. Tel., and P.V. Tel. became an indirect wholly owned subsidiary of the Company. The aggregate consideration was 2,150,000 shares of the Company's Common Stock, with 750,000 shares being held in escrow until July 31, 2001. The P.V. Tel. Acquisition was structured to qualify as a tax exempt reorganization under Section 368(a) of the Internal Revenue Code.

     The Company is currently in the process of obtaining an independent appraisal of the valuation of the Common Stock issued in the P.V. Tel Acquisition, and therefore has not determined the amount of goodwill to be recognized.

     All of the 2,150,000 shares of the Company's Common Stock issued in the P.V. Tel Acquisition are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     Pursuant to a registration rights agreement (the "P.V. Tel. Registration Rights Agreement") executed at the closing of the P.V. Tel. Acquisition, the Company granted "piggyback" registration rights with respect to 1,400,000 of the 2,150,000 shares of Common Stock issued in the P.V. Tel. Acquisition. Subject to the terms and conditions set forth in the registration rights agreement, the piggyback registration rights permit, at any time prior to the one-year anniversary of the closing, the holders of the covered shares to include these shares in any registration by the Company of its Common Stock under the Securities Act for sale to the public, other than a registration relating solely to employee benefit plans, or a registration relating solely to a transaction subject to Rule 145 under the Securities Act, or a registration on any registration form that does not permit secondary sales.

     Prior to consummating the P.V. Tel. Acquisition, the Company advanced to P.V. Tel. approximately $450,000 for working capital purposes (the "Working Capital Advances"), which advances were evidenced by two promissory notes made by P.V. Tel. to the Company and guaranteed by the former stockholders of P.V. Tel. At the closing of the Acquisition, the promissory notes evidencing the Working Capital Advances were canceled and Peter Noce and Coastal Growth Partners, L.P. ("Coastal") delivered to the Company promissory notes in substitution for the two P.V. Tel. promissory notes. The indebtedness represented by these substituted promissory notes is secured by the pledge of 85,800 shares of Common Stock by

Peter Noce and 64,200 shares of Common Stock by Coastal. Pursuant to the substituted promissory notes, if the Company has not afforded Mr. Noce or Coastal the opportunity to register all of their respective shares that are registrable pursuant to the P.V. Tel. Registration Rights Agreement by February 24, 2001, then the substituted note will be cancelled in full and the makers of the notes will have no further liabilities or obligations thereunder to the Company.

     In connection with the P.V. Tel. Acquisition, the Company entered into an employment agreement with Joseph Buck, a former stockholder of P.V. Tel., which provides that that Mr. Buck will serve as Vice President of Engineering and Infrastructure of the Company for a term ending February 7, 2001. Mr. Buck is entitled to (i) a base salary of $92,000 per year, and (ii) an annual bonus ranging from 43% to 75% of his annual salary if the Company achieves certain annual objectives. In addition, Mr. Buck was granted the right to receive an option to purchase 350,000 shares of Common Stock at an exercise price of $1.00 per share pursuant to a stock option plan approved by the Board of Directors when a plan is adopted. The option is to vest at a rate of 175,000 shares on March 1, 2001 and 175,000 shares on March 1, 2002.

     Pursuant to the P.V. Tel. Acquisition, the Company also entered into an employment agreement with Paul Reynolds, which provides that Mr. Reynolds will serve as Vice President of Sales Engineering and Support of the Company for a term ending February 7, 2002. Mr. Reynolds is entitled to (i) a base salary of $82,000 per year, (ii) a signing bonus of $10,000, and (iii) an annual bonus ranging from 43% to 75% of his annual salary if the Company attains certain annual objectives. In addition, Mr. Reynolds was granted the right to receive an option to purchase 350,000 shares of Common Stock at an exercise price of $1.00 per share pursuant to a stock option plan approved by the Board of Directors when a plan is adopted. The option shall vest at a rate of 175,000 shares on March 1, 2001 and 175,000 shares on March 1, 2002.

Alpha Computer Acquisition

     On March 30, 2000, the Company acquired Alpha Computer Services, Inc. ("Alpha Computer"), a Florida corporation, pursuant to an Agreement and Plan of Merger providing for the merger of Alpha Computer with and into an indirect wholly-owned subsidiary of the Company (the "Alpha Computer Acquisition"). Alpha Computer is a Florida-based computer services firm that provides network management and installation services.

     The Company paid aggregate consideration in The Alpha Computer Acquisition of 3,100,000 shares of the Company's Common Stock, with 620,000 being held in escrow in connection with certain indemnification obligations of the Seller for 12 months following the closing. The Alpha Computer Acquisition was structured to qualify as a tax exempt reorganization under Section 368(a) of the Internal Revenue Code.

     The Company is currently in the process of obtaining an independent appraisal of the valuation of the Common Stock issued in the Alpha Computer Acquisition, and therefore has not determined the amount of goodwill to be recognized.

     All of the 3,100,000 shares of the Company's Common Stock issued in the Alpha Computer Acquisition are "restricted securities" under Rule 144 promulgated under the Securities Act. These securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     Pursuant to a registration rights agreement executed at the closing of the Alpha Computer Acquisition, the Company granted certain "piggyback" registration rights with respect to 500,000 of the 3,100,000 shares of the Company's Common Stock issued in the Alpha Computer Acquisition. Subject to certain conditions set forth in the registration rights agreement, the piggyback registration rights permit, at any time prior to the one year anniversary of the closing, the holders of such shares to include such shares in any registration by the Company of its Common Stock under the Securities Act for sale to the public, other than a registration relating solely to employee benefit plans, or a registration relating solely to a transaction subject to Rule 145 under the Securities Act, or a registration on any registration form that does not permit secondary sales.

INTELLECTUAL PROPERTY

     The Company has registered two trademarks with the United States Patent and Trademark Office: "Avana" and "WebWizard." Management believes that each of these trademarks may be important parts of the Company's future branding and name recognition programs. An unrelated third party owns the Internet domain name "Avana.com." The Company has reached an agreement in principal to purchase the "Avana.com" Internet domain name and expects to consummate this transaction in the near future. Unrelated third parties own the Internet domain names "Webwizard.com," "Webwizard.net" and "Webwizard.org." One of these third party's has alleged that it has a superior right to the use of the WebWizard mark and has requested that the Company either cease using the WebWizard mark or license the right to use such mark. The Company is currently investigating this allegation. No formal claim or action has been filed opposing the Company's use of either the Avana or WebWizard marks.

     The Company intends to take appropriate action to solidify its claim to the Avana and WebWizard marks and to challenge any adverse claims to such marks. Intellectual property litigation is expensive and time consuming and could divert management's attention away from running the business. If the Company fails to protect its right to use these marks, it could be required either to cease using such marks or to enter into license agreements for the use of such marks. Such license agreements may not be available on terms acceptable to the Company. Even if the Company secures the right to continue using the Avana and WebWizard marks, its ability to prevent others from using the same or similar marks may be limited, which could result in market confusion and detract from the Company's brand recognition efforts. The Company's business, operating results and financial condition could be materially adversely affected if it is required either to cease using such marks or license the right to use such marks or if it cannot prevent others from using the same or similar marks.

COMPETITION

     The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, the Company expects the level of competition to intensify in the future. The

Company faces significant competition in each of its three targeted service categories: data, Internet and Web hosting; local access and voice services; and integration services.

     The Company believes that various legislative initiatives, including the Telecommunications Act of 1996, have removed many of the remaining legislative barriers to local exchange competition. Rules adopted to carry out the provisions of the Telecommunications Act of 1996, however, remain subject to pending administrative and judicial proceedings which could materially affect local exchange competition. Moreover, in light of the passage of the Telecommunications Act of 1996, regulators are providing ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communication providers and CLECs, including the Company, could be materially adversely affected. In addition, while the Company currently intends to compete with AT&T, MCI WorldCom, Sprint and other IXCs in the long distance market, the Telecommunications Act of 1996 permits the Regional Bell Operating Companies ("RBOCs") to provide long distance service in the same areas they are now providing local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that which the Company offers. Furthermore, through acquisitions, AT&T and MCI Worldcom have entered the local exchange services market, and other IXCs have announced their intent to enter the local exchange services market which is facilitated by the Telecommunications Act's requirement that ILECs permit others to use their local exchange facilities to provide service to customers. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions but increased competition with respect to interexchange services and local exchange services from existing and new entities could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     Competition in each of the service categories targeted by the Company is discussed below.

Data, Internet and Web Hosting Services.

     The Company faces competition in the high-speed data services arena from IXCs, ILECs, cable operators and other telecommunications companies. Many of the Company's existing and potential competitors have financial and other resources significantly greater than those of the Company.

     The Company intends to compete with the larger IXCs on the basis of superior service, a rapid response to technology and service trends, and a regional focus. All of the major IXCs, including AT&T, MCI WorldCom and Sprint, offer frame relay, ATM and IP based transport services, and several of the major IXCs have announced plans to provide Internet services. The Company believes it can compete favorably with these providers in its markets based on the features and functions of its planned services, the high density of its planned networks, and its in-house expertise. Aggressive pricing is expected to support continued rapid growth, but will place pressure on operating margins.

     Many of the ILECs now offer services similar to the Company's planned data, Internet, and Web hosting service. Because the RBOCs have not yet been authorized to provide interexchange service inside the regions where they provide local exchange service, they may offer these services only on an intraLATA basis within their operating regions. The FCC, however, as a condition of the merger between SBC and Ameritech, permitted the merged entity to provide advanced data services using a separate subsidiary. The merged RBOC is forbidden to favor its subsidiary over competing CLECs and is required to provide data CLECs with discounted loops and other measures to enhance competition. Other RBOCs presumably would be able to do the same. Out-of-region RBOCs may also offer these data services on an interLATA basis. While the RBOCs generally cannot interconnect their frame relay networks with each other, the Company may interconnect its frame relay network with those of various RBOCs. As a result, the Company could use certain RBOC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. The Company expects the RBOCs to aggressively expand their data, Internet, and Web hosting services as regulatory developments permit them to deploy in-region interLATA long distance networks. When the RBOCs are permitted to provide such services, they will be in a position to offer single source service similar to that being proposed by the Company. As part of its various interconnection agreements, the Company has negotiated favorable rates for unbundled ILEC network elements, including frame relay service elements. The Company expects use of such network elements to decrease its costs, thereby improving margins for this service.

     The Company faces competition in the Internet services arena from various technology and Internet related companies, including cable-based services companies. Some of these companies have financial and other resources significantly greater than those of the Company. The Company intends to compete in this highly competitive market by offering high service levels, broad technical expertise, strong customer service and value-added applications.

     The market for managed Web site and application hosting conducted by the Company is highly competitive. There are few substantial barriers to entry and many of the Company's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than it possesses. Current and potential competitors in the market include Web hosting service providers, ISPs, telecommunications companies and large information technology outsourcing firms. Competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, EDS, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, Navisite, PSINet, Qwest Communications International, and US Internetworking. The Company may be unable to achieve its operating and financial objectives due to the significant competition in the Web hosting industry.

Local Access and Voice Services.

     In the Company's target market, the Southeastern United States, the Company faces significant competition for the local services it intends to offer from RBOCs and other ILECs, which currently maintain dominant market shares in their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of the Company. Some of these companies also have indicated their intent to offer services as CLECs in markets outside of their current territory.

     The Company also faces competition in most markets in which it intends to operate from one or more CLECs or integrated communication providers operating fiber optic networks. Other local service providers without their own fiber networks have operations or are initiating operations within one or more of the Company's target service areas. MCI WorldCom, AT&T and certain cable television providers, either alone or jointly with AT&T or another carrier, have entered some or all of the Company's target markets. The Company also believes that other telecommunications companies may enter the local exchange services market within specific metropolitan areas served or targeted by the Company. Other potential competitors of the Company include utility companies, other long distance carriers, wireless carriers and private networks built by individual business customers. Many of these entities are substantially larger and have substantially greater financial resources than the Company. The Company cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

     Competition in all of the Company's targeted geographic market areas is based on quality, reliability, customer service and responsiveness, service features and price. The Company intends to keep its prices at levels competitive with those of the ILECs while providing a higher level of service and responsiveness to its customers.

     Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs, as noted above, are achieving increased pricing flexibility for their local services as a result of recent legislative and regulatory action designed to increase competition in the local exchange market. The ILECs have continued to lower rates, resulting in downward pressure on the price of certain dedicated and switched access transport services to be offered by the Company and other CLECs. This price erosion has decreased operating margins for these services. However, the Company believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through the Company's interconnection co-carrier agreements and the opening of local exchange service to competition. In addition, the Company believes that lower rates for dedicated access may benefit other services offered by the Company.

     The Company will compete with AT&T, MCI WorldCom, Sprint and others in the long distance services market. Many of these competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of the Company. When, as expected, the RBOCs are permitted to provide long distance services within their operating regions they may provide substantial new competition to long distance providers. In providing long distance services, the Company intends to focus on quality, service and price to distinguish itself in a very competitive marketplace and intends to build a loyal customer base by emphasizing its customer service and bundled product portfolio.

Integration Services.

     The Company faces competition in its planned systems integration business from equipment manufacturers, RBOCs and other ILECs, long distance carriers and systems integrators, many of which have financial and other resources significantly greater than those of the Company. The Company intends to compete in this market on the basis of its technical expertise and customer service.

GOVERNMENT REGULATION

     Overview. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC and state utility commissions regulate telecommunications common carriers. A telecommunications common carrier is a company which generally offers telecommunications services to the public or to all prospective users on standardized rates and terms. The Company's local exchange, interexchange and international services are all common carrier services. The Company's systems integration business and Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and it may become subject, at least in part, to some form of common carrier regulation.

     The FCC exercises jurisdiction over telecommunications common carriers, and their facilities and services, to the extent they are providing interstate or international communications. International authorities also may seek to regulate international telecommunications services originating in the United States. The various state regulatory commissions retain jurisdiction over telecommunications carriers, and their facilities and services, to the extent they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

     In recent years, the regulation of the telecommunications industry has been in a state of transition as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which have not been fully implemented, have created new opportunities and challenges for the Company and its competitors. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company can be predicted at this time.

     The regulatory status of telephone service over the Internet is presently uncertain. The Company is unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to these services or the impact new or existing laws and regulations may have on the Company's business. Specific statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include Internet telephone services has not been determined. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to them will not have a material adverse effect on the Company's business.

     Federal Regulation.   Although the Company is currently not subject to
price cap or rate of return regulation at the federal level and is not currently required to obtain FCC authorization for the installation, acquisition or operation of its domestic interexchange network facilities, it nevertheless must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Pursuant to the Communications Act, the Company is subject to the general requirement that its charges and regulations for communications services must be "just and reasonable" and that it may not make any "unjust or unreasonable discrimination" in its charges or regulations. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The Communications Act also requires prior approval for the assignment of an authorization to provide international service (but not domestic interexchange service) or the transfer of control (for example, through the sale of stock) of a company holding an international authorization. The FCC generally has the authority to modify or terminate a common carrier's authority to provide domestic interexchange or international service for failure to comply with federal laws or the rules of the FCC. Fines or other penalties also may be imposed for such violations. Carriers such as the Company also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. Certain other specific regulations applicable to the Company are discussed below.

     Comprehensive amendments to the Communications Act were made by the Telecommunications Act of 1996 (the "Telecommunications Act"), which was signed into law on February 8, 1996. The Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it will take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides the Company with both new opportunities and new challenges.

     The Telecommunications Act requires ILECs to provide access to their networks to competing carriers. Among other things, the Telecommunications Act requires the ILECs to: (i) provide physical co-location, which allows CLECs such as the Company and other interconnectors to install and maintain their own network equipment in ILEC central offices, and virtual co-location if requested or if physical co-location is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors; (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a CLEC; (v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide telecommunication carriers nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Telecommunications Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks.

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC did so in its Interconnection Order on August 8, 1996.

On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs and must reexamine the matter. On November 5, 1999, the FCC released an order reaffirming and clarifying the obligation of ILECs to provide most of the unbundled network elements it had previously identified, including local loops, network interface devices and operations support systems. The FCC also required ILECs to provide additional elements, not previously widely available. These elements include but are not limited to new types of loops (including xDSL capable loops, sub loop elements and dark fiber loops), interoffice dark fiber and high capacity transport and inside wire. These rules are subject to appeal and many require implementing action by state regulatory agencies.

     In order to obtain access to an ILEC's network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering the network elements it desires to use. In the event the parties can not agree, the matter is submitted to the state public utility commission for binding arbitration. To date, the Company has successfully negotiated interconnection agreements with many of the ILECs in the areas the Company serves. These interconnection agreements are of fixed duration, however, and several will expire in the near future. These agreements must be renegotiated or re-arbitrated. Expired agreements continue in effect as interim agreements until replaced by new agreements. When the new agreements take effect they will supercede the expired agreements and may be applied retroactively.

     In addition, on November 18, 1999, the FCC ordered ILECs to share their telephone lines with providers of high speed Internet access and other data services. This action permits CLECs to obtain access to the high-frequency portion of the local loop from the ILECs over which the ILEC provides voice services. As a result, CLECs will be able to provide DSL-based services over the same telephone lines simultaneously used by the ILEC for its voice services, and will no longer need to purchase a separate local loop from the ILEC in order to provide DSL services. This ruling may make it easier for CLECs, including the Company and its competitors, to provide DSL services.

     As a result of the pro-competitive provisions of the Telecommunications Act, the Company has taken the steps necessary to be a provider of local exchange services and has positioned itself to be a full service, integrated telecommunications services provider. The Company has obtained local certification in 10 states. The Company is also taking the steps necessary to exercise its rights to interconnection, co-location and unbundled network elements under the Telecommunications Act.

     The Telecommunications Act's interconnection requirements also apply to interexchange carriers and to all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide the Company with the ability to reduce its access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests from other carriers.

     As another part of its pro-competitive policies, the Telecommunications Act frees the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's local exchange service interconnection regulations. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them, but until recently, the FCC has denied each of the RBOCs' applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. In December 1999, however, the FCC approved a Bell Atlantic application for in region interLATA service in New York, and SBC has recently filed an application for in region interLATA service in Texas. The FCC is also considering a proposal to permit RBOCs to offer immediately high speed, interLATA data services within their operating regions if they do so through a separate subsidiary, without first having to demonstrate that they have adhered to the FCC interconnection regulations discussed above. In the interim, the FCC, as a condition of the merger between SBC and Ameritech, permitted the merged entity to provide advanced data services using a separate subsidiary. A similar condition was accepted by Bell Atlantic as part of the process of obtaining in-region interLATA service authority in New York. In both of these cases, the RBOC is forbidden to favor its subsidiary over competing CLECs and is required to provide data CLECs with discounted loops and other measures to enhance competition. Other RBOCs presumably would be able to do the same.

     The Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the Telecommunications Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers.
This order subsequently was stayed by a federal appeals court, and it is unclear at this time whether the detariffing order will be implemented. Until further action is taken by the FCC or the courts, facilities based CLECs will continue to maintain tariffs for these services. In June 1997, the FCC issued another order stating that non-dominant carriers could withdraw their tariffs for interstate access services. As a reseller, these tariffs do not apply to the Company, the underlying service provider is responsible for these tariffs. If the Company becomes a facilities based CLEC, the Company's facilities based CLEC operations will be subject to these tariffs. The FCC does require facilities based CLECs to obtain authority to provide service between the United States and foreign points and to file tariffs on an ongoing basis for international service.

     The Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund that will subsidize carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the Universal Service Fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. This order requires the Company to contribute to the Universal Service Fund, but may also allow the Company to receive payments from the Fund if it is deemed eligible. Management does not expect the Company will receive any such funds. For the last quarter of 1999, the FCC established payment rates for all interexchange carriers, including the Company, that amount to 5.8% of eligible interstate and international long distance end user service revenues for the corresponding period of the previous year. The FCC allows all interexchange carriers, including the Company, to recover the international and interstate portions of these payments by passing the charges through to their customers.
In November 1999, the FCC revised its proposed methodology for subsidizing service in certain high cost areas which may result in increases in the subsidy program. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review.

     The FCC has fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network to permit ILECs subject to the FCC's price cap rules increased pricing flexibility as competition becomes established in their markets. In August 1999, the FCC adopted an order providing additional pricing flexibility to ILECs subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. Some of the actions taken by the FCC would immediately eliminate rate scrutiny for "new services" and permit the establishment of additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to ILECs as specified levels of competition in a market are reached through the co-location of competitive carriers and their use of competitive transport. This flexibility will include, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing.

     As part of the same August order, the FCC initiated another proceeding to consider increased pricing flexibility proposals for ILECs access charges. This proceeding also will consider the reasonableness of CLEC access rates and seeks comment on whether the FCC should adopt rules to regulate CLEC access charges. In addition, the FCC's rulemaking is examining whether any statutory or regulatory constraints prevent an IXC from declining to accept a CLEC's access services, and if so under what circumstances. The outcome of this rulemaking cannot be predicted. Other CLEC's have experienced similar problems and the FCC has ruled on a complaint against AT&T that it must pay such access charges at the CLEC's tariffed rate.

     On May 21, 1999, a United States court of appeals reversed an FCC order that had established the factors that are currently used to set the annual price cap for ILEC access charges. The court ordered the FCC to further explain the methodology it used in establishing those factors. This proceeding also is ongoing.

     On November 9, 1999, the FCC released a decision which concluded that advanced services, such as Digital Subscriber Line Service, sold by ILECs to Internet service providers and bundled by the Internet service provider with its other services are not subject to the resale obligations of the Act. This decision will allow ILECs to provide ISPs with special rate packages for DSL on terms and conditions not available to the Company in its activity as a CLEC. The Company's Internet subsidiaries may obtain such special pricing, however.

     A dispute has arisen over the provision of the Telecommunications Act requiring ILECs to compensate facilities-based CLECs for local calls originating on the ILEC's network but terminating on the CLEC's network. Most ILECs argue that they are not obligated to pay CLECs for local calls made to Internet service providers. The CLEC industry has asked state regulatory commissions to resolve this dispute. Although this does not impact the Company at present, because it is not a facilities based CLEC, the Company may become eligible to claim revenues for terminating such calls in the future if it becomes a facilities based CLEC.

     On February 25, 1999, the FCC ruled that Internet service provider traffic is interstate traffic within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls ("ISP Rules"). The FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on federal rules to govern compensation for these calls in the future.

     Prior to the FCC's adoption of the ISP Rules, 30 state commissions and several federal and state courts ruled that reciprocal compensation arrangements under existing interconnection agreements apply to calls to Internet service providers. Four states, however, have ruled that in certain situations reciprocal compensation arrangements are not applicable to calls to Internet service providers under at least some agreements entered before the FCC decision. Some regional Bell operating companies have asked state commissions to reopen decisions requiring the payment of reciprocal compensation on Internet service provider calls. Subsequent to the FCC decision, at least 19 state commissions have reaffirmed their prior determinations or ruled for the first time that reciprocal compensation was due under interconnection agreements existing prior to the FCC decision. In some states where state commissions have ruled that reciprocal compensation should be paid, the amount of such payment is being disputed by the ILEC. In addition, there are ongoing disputes concerning the appropriate treatment of Internet service provider traffic under new interconnection agreements. These likely will be resolved in arbitration proceedings or by new FCC rules. The United States Court of Appeals for the District of Columbia Circuit on March 24, 2000, vacated and remanded the FCC's ISP Rules and required the FCC to explain the rationale for its decision. Specifically, the Court of Appeals requested the FCC to explain the applicability of its end-to-end jurisdictional analysis to reciprocal compensation requirement.

     In 1994 Congress adopted the Communications Assistance for Law Enforcement Act to insure the law enforcement agencies would be able to conduct properly authorized electronic surveillance over the new digital and wireless media as well as traditional wireline carriers. An interim technical standard was released in 1997 and the FCC recently required carriers to have additional capabilities requested by law enforcement authorities and directed that the interim standard be revised. Some in the industry believe that the cost of providing these additional capabilities are unreasonably high and the FCC's decision has been appealed. The Company is not able to predict the outcome of this litigation or the cost of compliance with whatever standards are ultimately developed.

     State Regulation. To the extent that the Company provides telecommunications services which originate and terminate within the same state, it is subject to the jurisdiction of that state's public service commissions. The Company currently provides some intrastate telecommunication services in 10 states and is subject to varying degrees of regulation by the public service commissions of those states. The Company is currently certified in 12 states to provide intrastate long distance services. The Company is certified as a CLEC in 10 states and has CLEC certifications pending in two additional states. The Company is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions. The Company is not subject to price cap or rate of return regulation in any state in which it is currently certified to provide local exchange service.

     The Telecommunications Act preempts state statutes and regulations that restrict the provision of competitive local services. As a result of this sweeping legislation, the Company will be free to provide the full range of intrastate local and long distance services in all states in which it currently operates, and in any states into which it may wish to expand. While this action greatly increases the Company's addressable customer base, it also increases the amount of competition to which the Company may be subject.

     Although the Telecommunications Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters still must be resolved before the Telecommunications Act's policies promoting local competition are fully implemented. The Company continues to support efforts at the state government level to encourage competition in its markets under the federal law and to permit integrated communication providers and CLECs to operate on the same basis and with the same rights as the ILECs. Despite the still uncertain regulatory environment, the Company so far has been successful in its pursuit of local certificates from state commissions and in negotiating interconnection agreements with the ILECs which permit the Company to meet its business objectives. However, the Company is now engaged in negotiations for new interconnection agreements and the outcome of these negotiations cannot now be predicted.

     In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services classified as intrastate (local and intrastate long distance). Most states require the Company to list the services provided and the specific rate for each service. Under different forms of regulatory flexibility, the Company may be allowed to set price ranges for specific services, and in some cases, prices may be set on an individual customer basis. Some states also require the Company to seek the approval of the local public service commission for the issuance of debt or equity securities or other transactions which would result in a lien on the Company's property used to provide intrastate service within those states. Many states also require approval for the sale or acquisition of a telecommunications company and require the filing of reports and payments of various fees. Like the FCC, most states also consider complaints relating to a carrier's services or rates within their jurisdictions.

     Local Government Authorizations. The Company may be required to obtain from municipal authorities street opening and construction permits to install and expand its facilities in certain cities. In some cities, local partners or subcontractors may already possess the requisite authorizations to construct or expand the Company's network.

     In some of the areas where the Company intends to provide service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the
Company or another integrated communications provider or CLEC.   In some
municipalities the ILECs pay fees that have not been changed in many years. In some situations rates for new CLECs have been set higher than the ILEC rates, however, this practice appears to be diminishing. CLECs have been able to successfully challenge these disproportionate rates, however, the municipalities can effectively delay a CLEC's entry into a new market while the rate is challenged. As a reseller of services, the Company is not required to obtain municipal franchises, but it will have to do so in municipalities where it becomes a facilities based CLEC in the future.

     The Company also must obtain licenses to attach facilities to utility poles to build and expand facilities. Because utilities that are owned by cooperatives or municipalities are not subject to federal pole attachment regulation, there is no assurance that the Company will be able to obtain pole attachment from these utilities at reasonable rates, terms and conditions.

RESTRICTED SECURITIES AND REGISTRATION RIGHTS

     General. As of the date of this Form 10-K, the public market for the Common Stock is limited. The Common Stock is listed on the Nasdaq Over-the-Counter Bulletin Board System. No prediction can be made as to the effect, if any, that future sales of shares of the Common Stock (including sales pursuant to Rule 144) or the availability of shares of Common Stock for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of Common Stock (including Common Stock issued upon the exercise of options or warrants or the conversion of convertible securities), or the perception that such sales could occur, could adversely affect prevailing market prices of the Common Stock and impair the Company's ability to obtain additional capital through the sale of equity securities. See "The market price of the Company's Common Stock may drop significantly when the restrictions and resale of many of the Company's existing stockholders lapse" under the caption "Factors That May Affect the Company's Business, Operating Results and Financial Condition, and the Price of the Common Stock."

     Restricted Securities. The Common Stock owned by "Affiliates" of the Company and the Common Stock that was issued in various private placements exempt from registration under the Securities Act are "restricted securities" under Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including exemptions contained in Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated with them in accordance with Rule 144) who has beneficially owned "restricted securities" (defined generally as securities acquired from the issuer or an Affiliate of the issuer in a transaction not involving a public offering) for at least one year, and including the holding period of any seller of securities unless such seller is an Affiliate, would be entitled to sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares of Common Stock or 1% of the average weekly trading volume of shares of Common Stock on the Over-the-Counter Bulletin Board System during the four calendar weeks preceding each such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. Pursuant to Rule 144(c), because the Company filed its Form 10-QSB for the quarter ended September 30, 1999 late, adequate public information will be deemed not to be available for Rule 144 purposes until the Company has timely filed all of the reports it is required to file under Sections 13 and 15(d) of the Exchange Act for one year. Thus, stockholders who have held their shares of Common Stock for more than one year, but less than two years, and who would otherwise be permitted to sell their shares of Common Stock pursuant to Rule 144, will not be permitted to sell their shares pursuant to the exemption provided by Rule 144 until at least November 24, 2000. Therefore, such stockholders will be free to sell their shares of Common Stock, subject to the volume and other resale restrictions of Rule 144, provided the Company has timely filed all of its required reports.

     Any person (or persons whose shares are aggregated with them in accordance with Rule 144) who is not deemed to have been an Affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned shares for at least two years (including any period of ownership of preceding non-affiliated holders), would be entitled to sell the shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, notice requirements or public information requirements. An "Affiliate" of the Company is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or under common control with, the Company.

     As of March 31, 2000, 3,032,975 shares of the Company's Common Stock were sold in registered offerings and, if held by non-affiliates, trade without restrictions. An additional 4,566,987 shares of unregistered common stock have been outstanding in excess of two years and, if held by non-affiliates, trade without restrictions. To the knowledge of the Company, the following table sets forth when certain substantial blocks of the Company's stock will meet the one and two year holding requirements of Rule 144 and become eligible for trading assuming the other requirements of Rule 144 can be met at that time.

                                                      Non-Affiliates May
                                                      ------------------
                                                      Trade Subject To
                                                      ----------------
                                                      Manner Of Sale, Notice   Non-Affiliates May
                                                      ----------------------   ------------------
                                                      And Public Information   Trade Without
                                                      ----------------------   -------------
      Block                                           Conditions (1)           Restrictions
      -----                                           --------------           ------------
1.    1,326,026 shares of Common Stock held by        November 24, 2000        October 6, 2001
      former stockholders of New Millennium (2)

                                                      Non-Affiliates May
                                                      ------------------
                                                      Trade Subject To
                                                      ----------------
                                                      Manner Of Sale, Notice   Non-Affiliates May
                                                      ----------------------   ------------------
                                                      And Public Information   Trade Without
                                                      ----------------------   -------------
      Block                                           Conditions (1)           Restrictions
      -----                                           --------------           ------------
 2.   27,581,359 shares of Common Stock held by       November 24, 2000        April 27, 2001
      former stockholders of New Millennium (2)

 3.   6,485,859 shares of Common Stock held by        November 24, 2000        May 5, 2001
      former stockholders of New Millennium (2)

 4.   493,507 shares of Common Stock held by former   November 24, 2000        July 29, 2001
      stockholders of New Millennium (2)

 5.   3,248,764 shares of Common Stock owned by       November 24, 2000        August 29, 2001
      Lucent

 6.   16,641,628 shares of Common Stock exchanged     November 24, 2000        July 29, 2001
      for shares of New Millennium common stock
      issued in the First Private Placement

 7.   9,968,798 shares of Common Stock exchanged      November 24, 2000        September 26, 2001
      for shares of New Millennium common stock
      issued in the Second Private Placement

 8.   1,762,554 shares issued in the WebWizard        January 31, 2001         January 31, 2002
      Acquisition

 9.   2,150,000 shares issued in the P.V. Tel.        February 24, 2001        February 24, 2002
      Acquisition

10.   2,100,000 shares issued in the Third Private    March 1, 2001            March 1, 2002
      Placement

11.   1,000,000 shares of Common Stock issued to      March 17, 2001           March 17, 2002
      Jim Blanchard

12.   650,000 shares of Common Stock issued to        March 17, 2001           March 17, 2002
      Louis Friedman

13.   3,100,000 shares of Common Stock issued in      March 31, 2001           March 31, 2002
      the Alpha Computer Acquisition

                                                      Non-Affiliates May
                                                      ------------------
                                                      Trade Subject To
                                                      ----------------
                                                      Manner Of Sale, Notice   Non-Affiliates May
                                                      ----------------------   ------------------
                                                      And Public Information   Trade Without
                                                      ----------------------   -------------
      Block                                           Conditions (1)           Restrictions
      -----                                           --------------           ------------
14.   3,000,000 shares of Common Stock issued in      April 14, 2001           April 14, 2002
      the Fourth Private Placement

(1) Because the Company's Form 10-QSB for the quarter ended September 30, 1999, was filed late on November 24, 1999, shares that would otherwise be eligible to trade with restrictions prior to November 24, 2000 may not.

(2) The time such stockholders are deemed to have owned such shares of Common Stock is determined by tacking the time they held their shares of New Millennium common stock to the time they have held their shares of the Company's Common Stock for which their shares of New Millennium common stock were exchanged.

     On March 30, 2000, the Company entered into an agency agreement with DotPlanet.com pursuant to which DotPlanet.com will the Company's telecommunications, Internet and Web Hosting services in exchange for commissions payable in the form of warrants to purchase shares of the Common Stock. The agreement provides for payment to DotPlanet.com of warrants to purchase up to 1,000,000 shares of the Company's Common Stock at an exercise price of $4.50 per share, based on producing new customers for the Company that generate certain monthly revenue targets.

     On April 14, 2000, the Company's board of directors approved a Finders Fee Agreement with One Up Ventures, LLC, an entity controlled by Louis Friedman, former Chairman of the Board of the Company, providing for the payment to One Up Ventures of 500,500 shares of Common Stock in consideration of One Up Ventures' services in connection with the first closing under the Fourth Private Placement and up to 924,000 additional shares of Common Stock in connection with subsequent closings under the Fourth Private Placement.

     On April 14, 2000, the Company's board of directors also approved a form of consulting agreement between the Company and Louis Friedman, doing business as One Up Ventures or One Up Ventures Partners LP. Pursuant to the consulting agreement, One Up Ventures will provide various strategic consulting services for the Company, including arranging acquisitions, future financings and hiring of key employees, in exchange for fees to be agreed upon between the Company and Mr. Friedman on a case-by-case basis, payable in the form of Common Stock. The form of consulting agreement approved by the Company's board has a term of one year, subject to extension upon mutual agreement of the parties or early termination at the election of either party. The Company anticipates executing the consulting agreement in the near future.

     In addition, on April 14, 2000, the Company's board of directors approved the issuance to One Up Ventures of shares of Common Stock as follows: (i) 336,000 shares of Common Stock in consideration of One Up Ventures' services in connection with the Third Private Placement, and (ii) 264,000 shares of the Company's Common Stock in consideration of One Up Ventures' services in connection with the recruiting and hiring of Benjamin J. Holcomb as the Company's Chairman and Chief Executive Officer.

     Registration Rights. The Company has granted "demand" and "piggyback" registration rights to various stockholders in connection with the issuance of shares of Common Stock in private equity financings and acquisitions. Subject to the conditions provided in the registration rights agreements governing each grant of registration rights (i) the demand registration rights permit holders of the applicable shares to request one demand registration within a specified time period, and (ii) the piggyback registration rights permit the holders of the applicable shares to include their Common Stock in the registration by the Company of Common Stock, except registrations on certain registration forms.

     The following table sets forth the significant blocks of the Company's Common Stock that are subject to various types of registration rights. For a more detailed description of these rights, see the description of such issuance set forth under the caption "Item 1. Business - Recent Company History" or "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Block                                                               Registration
      -----                                                               ------------
                                                                          Rights
                                                                          ------
1.    16,808,918 shares of Common Stock exchanged for shares of New       Piggyback
      Millennium common stock issued in the First Private Placement

2.    9,968,798 shares of Common Stock exchanged for shares of New        Piggyback
      Millennium common stock issued in the Second Private Placement

3.    3,248,764 shares of Common Stock owned by Lucent                    Piggyback

4.    1,400,000 shares issued in the P.V. Tel. Acquisition                Piggyback

5.    1,400,000 shares issuable pursuant to conversion of the note        Demand
      issued in the Third Private Placement

6.    500,000 shares of Common Stock issued in the Alpha Computer         Piggyback
      Acquisition

7.    3,000,000 shares of Common Stock issued in the Fourth Private       Demand and
      Placement                                                           Piggyback

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AND THE PRICE OF THE COMMON STOCK

     An investment in the Company's Common Stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this

Form 10-K when evaluating an investment in the Company's Common Stock. If any of the following risks actually occurs, the Company's business, financial condition or results of operations would likely suffer materially. As a result, the trading price of the Company's Common Stock may decline substantially.

The Company's limited operating history makes it difficult to evaluate the Company's business and prospects.

     The Company, having commenced operations in its present form with the Avana Acquisition in May 1999 and the Grace Merger in September 1999, operates primarily as an ISP serving the Atlanta, Georgia Market. During the first quarter of 2000, the Company expanded its operations as an ASP, CLEC and provider of additional enhanced telecommunications products and services by completing several significant acquisitions. Accordingly, there is a limited operating history with which to evaluate the Company's business, strategies and performance and the value of the Common Stock.

The Company has incurred losses and has experienced negative operating cash flow to date and expects that the losses and negative operating cash flow will continue and increase.

     The Company has incurred significant losses and experienced negative operating cash flow for each month since the Grace Merger. The Company expects to continue to incur significant losses and negative operating cash flow for the foreseeable future. If the Company's revenues do not grow as expected or capital and operating expenditures exceed the Company's plans, the business, prospects, financial condition and results of operations of the Company will be materially adversely affected. As of December 31, 1999, the Company had an accumulated deficit of approximately $3,115,833. The Company cannot be certain if or when it will be profitable or if or when it will generate positive operating cash flow. The Company expects its operating expenses to increase significantly as it expands its business. In addition, the Company expects to make significant additional capital expenditures in 2000 and in subsequent years. The Company also expects to substantially increase its operating expenditures, particularly network and operations and sales and marketing expenditures, as it implements its business plan. However, there can be no assurance that the Company's revenues will increase as a result of this increased spending.

The Company's business model is unproven, and may not be successful.

     The Company does not know whether its business model and strategy will be successful. If the assumptions underlying its business model are not valid or it is unable to implement its business plan, achieve the predicted level of market penetration or obtain the desired level of pricing for its services for sustained periods, the Company's business, prospects, financial condition and results of operations could be materially adversely affected. The Company has adopted a strategy that is different from that of certain other Internet and telecommunications companies. The Company intends to focus on marketing "bundled" Internet, data and telecommunications products and services directly to individuals and small and medium sized businesses in small and mid-sized markets. In contrast, many of the Company's competitors focus on one or a small subset of the products and services that the Company plans to offer and they offer such products and services to intermediaries who, in turn, resell such products and services to end users through their sales forces. In addition, many of these competitors are currently focused primarily on offering their products and services in large metropolitan areas. Certain of the Company's target markets are within the larger metropolitan areas where its competitors are focused on providing products and services. The Company's unproven business model makes it difficult to predict the extent to which its services will achieve market acceptance. To be successful, the Company must deploy its network in a significant number of its selected markets and convince its target customers to utilize its services. It is possible that the Company may never be able to deploy its network as planned or achieve significant market acceptance, favorable operating results or profitability.

If the Company fails to recruit qualified personnel in a timely manner and retain its employees, it will not be able to execute its business plan and its business will be harmed.

     To meet its business plan, the Company needs to hire a substantial number of qualified personnel, particularly sales and marketing, engineering and other technical personnel. If the Company is unable to recruit qualified personnel in a timely manner or to retain its employees, it will not be able to execute its business plan. In particular, if the Company is unable to recruit and retain a sufficient number of qualified personnel, including many who must be recruited to work locally in the new markets where it provides or intends to provide services, the Company may not be able to commence service as quickly as it expects in those new markets and, as a result, its revenue growth may be lower than it expects and its business may be harmed. The Company's industries are characterized by intense competition for, and aggressive recruiting of, skilled personnel, as well as a high level of employee mobility. Many of the Company's future employees must be recruited to work locally in the new markets where the Company intends to establish a presence. The combination of the Company's local sales and marketing strategy and the competitive nature of its industries may make it difficult to hire qualified personnel on a timely basis and to retain its employees.

The Company's senior management team has little experience working together, and the loss of key personnel could adversely affect the Company's business.

     The Company depends on a small number of executive officers and other members of its senior management to work effectively as a team, to execute its business strategy and business plan, and to manage employees located throughout the Southeastern United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on the Company's business and prospects.

Failure to obtain space for the Company's equipment in the local telephone companies' central offices in its target markets could adversely affect its business.

     The Company's strategy requires it to obtain space for its equipment in those central offices of the traditional local telephone companies that already serve a large number of its target customers. Failure to obtain required space to locate its equipment in those central offices, known as collocation space, on a timely basis could have a material adverse effect on the Company's business. In addition to negotiating and entering into interconnection agreements with traditional telephone companies, the Company must obtain collocation space in each central office in which it intends to locate equipment. The Company may not be able to secure collocation space in the central offices of its choice on a timely basis. The Company expects that central office space will become increasingly scarce as demand increases. In addition, the terms of the Company's co-location agreements are generally one to two years and are subject to certain renegotiation, renewal and termination provisions. Failure to obtain collocation space, or failure to renew collocation agreements on reasonable terms, could have a material adverse affect on the Company's business, operating results and financial condition.

The Company depends on two long distance carriers to connect its network.

     Data is transmitted across the Company's network via transmission facilities that it leases from Qwest Communications and Global Crossing Ltd. Failure of these carriers to provide service or to provide quality service may interrupt the use of the Company's services by its customers which may have a material adverse affect on the Company's business, operating results and financial condition.

The Company may not be able to continue to grow its business if it does not obtain significant additional funds on acceptable terms during 2000.

     The actual amount and timing of the Company's future capital requirements will depend on the demand for its services and regulatory, technological and competitive developments which could differ materially from the Company's estimates. The Company may not be able to raise sufficient debt or equity capital on terms that it considers acceptable, if at all. If the Company is unable to obtain adequate funds on acceptable terms, its ability to deploy and operate its network, fund its expansion or respond to competitive pressures would be significantly impaired.

The Company may be subject to risks associated with acquisitions.

     The Company made several significant acquisitions in 1999 and the first quarter of 2000 and may acquire additional businesses in the future, although the Company has no definitive agreements to do so at this time. Any acquisition, including the recently-completed acquisitions, may not produce the revenue, earnings or business synergies that the Company anticipates, and an acquired business might not perform as the Company expects. If the Company pursues any future acquisition, its management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of the Company's business. The Company will probably have to devote a significant amount of management resources to integrating any acquired business, including the businesses acquired in the past year, with its existing operations, and such integration may not be successful.

The market price of the Company's Common Stock may drop significantly when the restrictions on resale by many of the Company's existing stockholders lapse.

     As of March 31, 2000, the Company will have approximately 85,133,457 shares of Common Stock outstanding. At such time approximately 82,100,482 shares, or 96.4%, of the Company's outstanding Common Stock was subject to restrictions on resale under U.S. securities laws. As these restrictions on resale end, beginning in November 2000, the market price of Common Stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These potential sales also may make it difficult for the Company to sell equity securities in the future at a time and price that the Company deems appropriate. See "Item 1. Business -- Restricted Securities and Registration Rights."

FORWARD LOOKING STATEMENTS

     Certain statements set forth in this Form 10-K of the Company constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Such statements are identified by phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," "believe," or similar expressions. Certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated in Item 1. "Business--Factors that May Affect the Company's Business, Operating Results and Financial Condition, and the Price of the Common Stock" and elsewhere in this Form 10-K. This Annual Report on Form 10-K (including those items incorporated by reference), including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding the Company's business, operating results and financial condition.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The name and age of each director and executive officer of the Company as of March 1, 2000, together with a brief description of the principal occupation or employment of each such person during the past five years, is set forth below. Executive officers serve at the pleasure of the board of directors and are generally elected at each annual organizational meeting of the board of directors. Directors are elected by the Company's stockholders each year at the

Company's annual meeting of stockholders or, when the need arises, by a majority of the remaining directors in order to fill vacancies on the board in between annual meetings of stockholders.

      Name                                   Title                         Age

Benjamin F. Holcomb          Chairman and Chief Executive Officer           48
James M. Blanchard           Director, President                            38
Dr. Lee H. Silverstein       Director                                       40
Peter A. Tierney             Director                                       40
Scott H. Barber              Vice President, Chief Technology Officer       40
Joseph T. Buck               Vice President, Engineering / Facilities       44
Nicholas E. Farsi            Vice President, Chief Information Officer      47
James C. Foregger            Director of Finance                            53
Sharon S. Quaintance         Vice President, Customer Operations            44
Paul A. Reynolds             Vice President, Engineering / Support          36
Wendy L. Squires             Controller and Corporate Secretary             31
Dennis P. Werner             Vice President, Chief Operating Officer        50

     Benjamin F. Holcomb. Mr. Holcomb was elected a director by the board of directors on February 18, 2000, to fill the vacancy created upon the resignation of Richard Granville. Mr. Holcomb became Chief Executive Officer of the Company on February 18, 2000. Mr. Holcomb formerly was president of Europe and Asia/Pacific for BellSouth International (1997 to 1999). Prior to that he was president of BellSouth's American Cellular Communications unit (1987 to 1997). He is a graduate of the University of Tennessee.

     James M. Blanchard. Mr. Blanchard was elected a director by the board of directors on September 30, 1999. Mr. Blanchard became President and Chief Operating Officer of the Company on September 30, 1999. Mr. Blanchard relinquished the title of Chief Operating Officer on March 1, 2000. Mr. Blanchard joined Avana as a consultant in June 1999. From January 1999 to September 1999, Mr. Blanchard was a consultant for Lifetech Corporation, The Personal Solutions Group, Inc. and The International Communications & Media Management Group, Inc. in addition to the Company. From April 1998 to January 1999 Mr. Blanchard served as senior officer of The Personal Solutions Group, Inc. From April 1997 through March 1998 Mr. Blanchard served as the Senior Vice President, Business Development of Entergy Corporation. From November 1992 to March 1997 Mr. Blanchard served in a senior management capacity at Rollins, Inc.

     Dr. Lee H. Silverstein. Dr. Silverstein was elected a director by the board of directors on September 28, 1999, in connection with the Grace Merger. Dr. Silverstein is a practicing periodontic surgeon and has been President and Chief Operating Officer of Kennestone Peridontics, P.C., a periodontic surgical practice, and its related entities, Kennestone Periodontics of Windy Hill, P.C., Kennestone Periodontics of Vinnings, P.C. and Kennestone Periodontics of Marietta, P.C., since 1991. Dr. Silverstein is also President of Kennestone Interactive, Inc., an educational center and recording studio engaged in commercial ventures; Kennestone, LLC, a real estate holding company; and Kennestone Periodontics, L.P., a holding company that purchases bulk supplies for Kennestone Periodontics, P.C. and Kennestone, LLC. Dr. Silverstein is also a member of the Board of Directors of Partners at Park Place LLC, a real estate holding company and the Ben Massel Dental Clinic.

     Peter A. Tierney. Mr. Tierney was elected a director by the board of directors on September 28, 1999, in connection with the Grace Merger. Mr. Tierney has been President and Chief Operating Officer of Millennium Optical Networks, Inc., a facilities based competitive local exchange carrier, since January 1999. Prior to joining Millennium Optical, he was senior manager for telecommunications services for MCI Telecommunications Corporation (1990 to 1995). Prior to that he held telecommunications sales positions with Time Warner Communications (1995 to 1998).

     Scott H. Barber. Mr. Barber became Vice President, Chief Technology Officer of the Company on May 17, 1999. Prior to that he was Technology Consultant at ICG Communications (1997 to 1999). Prior to that he was Network Technical Consultant for IBM Value Added Resellers (1995 to 1997). Prior to that he was an advisory Network Consultant and Account Sales Executive with IBM (1984 to 1995). He earned his Bachelor and MBA degrees from Eastern Kentucky University.

     Joseph T. Buck. Mr. Buck became Vice President, Engineering/Facilities of the Company on February 7, 2000. Prior to joining the Company, Mr. Buck was President and COO of P.V. Tel.ecom Enterprises, Inc. a facilities based CLEC in 7 states (May 1997 to February 2000). Prior to that he served as Vice President, Operations and Engineering at ICG Access Services (June 1994 to November 1996).

     Nicholas E. Farsi. Mr. Farsi became Vice President, Chief Information Officer of the Company on March 2, 2000. Prior to joining the Company, Mr. Farsi was an information technology senior director at BellSouth Cellular Corporation (January 1994 to February 2000). He is a graduate of The Citadel and completed technical courses at the Massachusetts Institute of Technology
(MIT).

     James C. Foregger. Mr. Foregger joined the Company as Corporate Controller in September 1999, and became Director of Finance in January 2000. Prior to joining the Company Mr. Foregger was a financial consultant for FT Mortgage Co., Inc. (November 1997 to August 1999). In addition to his consulting endeavors, Mr. Foregger was Vice President - Operations (Principal) at Dow Guarantee Mortgage Corp. in Atlanta (August 1996 to October 1997). Prior to his experience with Dow Guarantee, Mr. Foregger was Vice President - Operations for Community Development at Woodside Development, LP. He holds a Bachelor of Business Administration degree, in Accounting, from Florida Atlantic University.

     Sharon S. Quaintance. Ms. Quaintance became Vice President, Customer Operations of the Company on January 28, 2000. Ms. Quaintance joined the Company after working as Director - Contract Management for CHR Solutions (January 1997 to February 2000). Prior to that, she worked at GTE Corp. for 16 years in various regulatory, marketing, legislative, and public affairs positions. She graduated from the University of Southern California and earned an MBA, magna cum laude, from Loyola University.

     Paul A. Reynolds. Mr. Reynolds became Vice President, Engineering/Support of the Company on February 7, 2000. Mr. Reynolds was a Vice President of technology development for P.V. Tel. prior to its acquisition by the Company (1997 to 2000). He previously served as a director of operations and facilities for HomePlace of America, Inc. (1988 to 1996). He is a graduate of the University of South Carolina.

     Wendy L. Squires. Ms. Squires became Controller of the Company on January 10, 2000. She previously served as a Manager with Deloitte Consulting (1994 to
1999).  She is a graduate of Georgia State University.

     Dennis P. Werner. Mr. Werner became Vice President, Chief Operating Officer of the Company on March 1, 2000. Prior to joining the Company, Mr. Werner was Vice President of Sales at ChoicePoint, Inc. (1998 to 1999). Prior to that he was a 25 year senior management employee with American Express Company, Travel Related Services (1973 to 1998). He is a graduate of the University of Kentucky and did post graduate work at the Colgate Darden Graduate School, University of Virginia.

Employees

     As of December 31, 1999, the Company had 55 employees. As of March 1, 2000, the Company had 94 employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company leases all of its offices and facilities and does not own any real estate.

     The Company's corporate headquarters and principal operations are located in a 17,340 square foot facility located at 1690 Chantilly Drive, Atlanta Georgia, 30324. This facility houses the Company's senior management and corporate support staff, the Atlanta sales and marketing staff, the Atlanta operations staff, the Company's principal Internet data and telecom facilities, and the Company's centralized operations and customer support team.

     The data center facilities are fully operational with state-of-the-art fiber optic network access and filtered power and environmental controls systems. Internal and co-location customer automation services include storage management and content filtering options as well as an automated tape library that backs up all servers once every 24 hours.

     During the first quarter of 2000 the Company, through the acquisition of WebWizard, acquired 4,300 square feet of leased premises at 650 Douglas Avenue, Altamonte Springs, Florida 32714, which houses the WebWizard facilities. The Company also acquired in the first quarter of 2000, 8,100 square feet of leased premises at 250 Commerce Boulevard, Altamonte Springs, Florida 32714, pursuant to the Alpha Acquisition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to various legal actions that are incidental to its business. While the outcome of legal actions cannot be predicted with certainty, the Company believes that the outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the Nasdaq Over-the-Counter Bulletin Board and trades under the symbol "GCDV." As of December 31, 1999, there were 574 shareholders of record of the Company's Common Stock. To date, the Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain any earnings to finance the growth and development of the Company's businesses.

     The following tables set forth the high and low bid prices of the Company's Common Stock for each full quarterly period since the Company began doing business in its present form on September 28, 1999 (the effective date of the Grace Merger). Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Old Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the Company's outstanding Common Stock. Accordingly, the stock prices of Old Grace prior to September 28, 1999 are not presented. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                 Year 1999
                                 ---------

                                                High         Low
                                                -----        ---
Fourth Quarter (Oct.-Dec.)                      $7.25        $4.00

                                 Year 2000
                                 ---------

                                                High         Low
                                                ----         ---
First Quarter (Jan.-March)                      $7.25        $4.63


     As of March 31, 2000, of the Company's 82,033,457 shares of Common Stock, only 4,359,001 or 5.31%, was registered or could trade without restrictions pursuant to Rule 144 promulgated under the Securities Act. See "Restricted Securities and Registration Rights" for a description of when the Company believes certain significant unregistered blocks of Common Stock will be eligible to trade pursuant to Rule 144, assuming certain other conditions are met. In addition, see "The market price of the Company's Common Stock may drop significantly when restrictions on resale by many of the Company's existing stockholders lapses" under the caption "Factors That May Affect The Company's Business, Operating Results and Financial Condition, and the Price of the Common Stock."

ITEM 6.  SELECTED FINANCIAL DATA


                                                                       For the Year Ended
                                                                          December 31,
                                                    -----------------------------------------------------
                                                             1999                            1998
                                                    --------------------           ----------------------
Statement of Operations Data:
Revenues                                                     $   679,415             $    -
 Loss from Operations                                         (2,967,921)                         (20,855)
 Total other income (expense)                                   (127,171)                             114
 Net loss                                                    $(3,095,092)                        $(20,741)
 Basic and diluted loss per common share                           (0.07)                              --
 Cash dividends declared per common share                             --                               --
Weighted average basic and diluted common shares(1)           44,367,250                               --

                                                                      As of December 31,
                                                    -----------------------------------------------------

                                                          1999                             1998
                                                    --------------------           ----------------------
Selected Balance Sheet Data:
Cash and cash equivalents                                    $   102,481                            3,719
Investments in certificates of deposit                         3,700,000                               --
Equipment and software                                         2,397,889                           12,611
Total assets                                                   7,598,815                           17,150
Total liabilities                                              6,444,453                            5,391
                                                                                                   ------
Stockholders' equity                                           1,154,362                           11,759
                                                                                                   ------
Book value per share                                                 .02                               --
Common shares issued and outstanding(1)                       73,871,895                               --

(1) On September 28, 1999, a wholly-owned subsidiary of Old Grace was merged with and into New Millennium in the Grace Merger. All of the shares of New Millennium outstanding at the time of the Grace Merger were exchanged for a total of 66,246,933 shares of the Company's common stock at a ratio of
    66.3013 to 1.
(2) The Company believes that 410,000 shares of its Common Stock that are deemed to be outstanding were not validly issued (the "Disputed Shares"). In January 1995, Old Grace issued 80,000 of the Disputed Shares to an unaffiliated third party in exchange for the recipient's contractual obligation to identify an acquisition candidate and consummate a merger between Old Grace and such candidate. No such merger was consummated. In April, 1995, Old Grace issued 330,000 of the Disputed Shares to an unaffiliated third party as a finders fee with respect to two transactions which were never consummated. In May 1995, Old Grace issued to its transfer agent a stop transfer order for all of the Disputed Shares. The Company has commenced litigation seeking a court order declaring that the Disputed Shares were not validly issued and are therefore not outstanding. Neither of the parties adverse to the Company responded to the Company's claims within the time period required by the court's rules, and the Company expects that it will receive a default judgement against each adverse party in the near future. The Company is treating the Disputed Shares as outstanding in this Form 10-K and the accompanying Consolidated Financial Statements, and will continue to so treat the Disputed Shares in all subsequent reports and financial statements until such time as a judicial order is issued declaring that the Disputed Shares were not validly issued.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the twelve months ended December 31, 1999 and 1998.

     The predecessor to the Company, New Millennium, was formed on October 6, 1998, and merged with and into a subsidiary of Old Grace on September 28, 1999. On May 5, 1999, New Millennium acquired Avana. Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Old Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the Company's outstanding Common Stock. Accordingly, the Consolidated Financial Statements of the Company are the financial statements of New Millennium adjusted for the assumed acquisition of the net assets of Old Grace in exchange for the issuance of the Company's Common Stock. In accordance with purchase accounting principles, the net assets of New Millennium were accounted for at their historical cost, and the net assets of Old Grace were accounted for at their fair value as of September 28, 1999. No goodwill was recorded as a result of the Grace Merger.

     This section does not contain a year-to-year comparison of the Company's 1999 and 1998 financial information because the 1998 financial information only reflects a partial year of operations and the Company did not have any significant operations in 1998.

RESULTS OF OPERATIONS

     Revenues: Revenues for the year ended December 31, 1999, were derived from telecommunications sales and commissions, and from providing Internet and Web hosting services. Telecommunications revenues were $261,662 while Internet and Web hosting revenues were $417,753. Revenues for the twelve month period ended December 31, 1999, totaled $679,415. The acquisition of Avana Communications Corporation was completed on May 5, 1999. The acquisition was accounted for as a purchase and the results of Avana's operations were included in the consolidated statement of operations from the date of acquisition.

     Cost of Services: Cost of services for providing Internet service includes salaries and wages of those employed in customer service and sales and in the technical support areas needed to maintain and upgrade the system. Cost of services for the year ended December 31, 1999, were $668,269.

     Sales and Marketing Expenses: Sales and marketing expenses include the cost of sales and marketing personnel, advertising costs for the Internet operations and development of the promotional campaign for both telecommunications sales and corporate branding. For the year ended December 31, 1999, sales and marketing expenses were $323,830. These expenses are expected to increase as the Company pursues an aggressive sales effort.

     General and Administrative Expenses: Included in General and Administrative expenses are salaries and wages, professional fees, travel expenses, office supplies and other general expenses. Expenses in these categories increased due to growth in the number of employees, the closing of the Grace Merger, increased costs related to potential acquisitions and related financing activities. For the year ended December 31, 1999, General and Administrative expenses were $2,313,825.

     Depreciation and Amortization: Depreciation expenses are computed using the straight-line method based upon estimated useful lives of the asset, generally three to ten years. Goodwill and other intangible costs are amortized over a 60-month period. For the twelve months ended December 31, 1999, depreciation expense and amortization expense were $265,481 and $75,931, respectively.

     Interest Expense: The Company currently incurs interest expense on its lines of credit and under capitalized leases. For the twelve months ended December 31, 1999, interest expense was $169,360.

     Interest Income: The Company currently earns interest income on cash and cash equivalents and investments. For the twelve months ended December 31, 1999, interest income was $42,189.

LIQUIDITY AND CAPITAL RESOURCES

     For the twelve months ended December 31, 1999, the Company's operating activities required net cash of $3,095,092. Working capital increased by $8,334,168 for the twelve months ended December 31, 1999. Working capital was increased by proceeds from the two private placements, as described in footnote 10 of the Consolidated Financial Statements, which increase was offset in part by the current portion of leases capitalized during the twelve month period and draws against the lines of credit used for the same period. Changes in net cash from operations resulted primarily from the loss for the period offset in part by non-cash items of depreciation, amortization and compensation paid in the form of stock. The changes in net cash were also affected by an increase in accounts receivable, prepaid expenses, other assets, advances to officers and deferred revenue partially offset by an increase in accounts payable and accrued liabilities.

     Cash used for investing activities was $5,046,392 for the twelve months ended December 31, 1999. The cash was used primarily to fund investments in certificates of deposits totaling $3,700,000, which the Company has pledged as collateral for its bank lines of credit. Expenditures of cash for property and equipment were made totaling $392,579 for the twelve months ended December 31, 1999. Expenditures for acquisitions of businesses were net $519,314.

     The following is a summary of the financing activities occurring in 1999 and prior to the filing date of this Form 10-K in 2000:

First Private Placement

     During July 1999, New Millennium effected a private placement of 128 units ("Units") consisting of 2,000 shares of New Millennium common stock and a warrant to purchase 1,333 shares of Grace Common Stock (the "First Private Placement"). The Units were sold for $6,400 per Unit. The warrants are exercisable at $4.50 per share of Grace Common Stock and expire on July 29, 2001. An aggregate of 251,000 shares of New Millennium common stock were issued (which later converted into 16,641,628 shares of the Company's Common Stock in the Grace Merger) and warrants to purchase 167,290 shares of Grace Common Stock were granted for net proceeds of $777,600. The net proceeds were used for reorganization expenses related to the Grace Merger and for working capital requirements.

     It was contemplated that warrant agreements setting forth the terms and conditions of the warrants granted in the First Private Placement would be executed. Such warrant agreements have yet to be executed. Grace believes that such Warrant agreements will be executed in the near future.

     At the time of the First Private Placement, New Millennium determined the fair market value of shares of New Millennium common stock to be $3.20 per share (or .05 per share of Company Common Stock, based on the exchange ratio in the Grace Merger). At the time of the

First Private Placement, New Millennium determined the fair market value of the warrants for shares of Grace Common Stock to be $0.0 per warrant.

     All of the shares of New Millennium common stock issued in the First Private Placement (and the shares of the Company's Common Stock subsequently exchanged for such shares in the Grace Merger) and the shares of Grace Common Stock issuable upon the exercise of the warrants are "restricted securities" under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" above for a summary of the exemptions available under Rule 144.

     All of the shares of New Millennium common stock issued in the First Private Placement (and the shares of the Company's Common Stock subsequently exchanged for such shares in the Grace Merger) and the shares of Grace Common Stock issuable upon the exercise of the warrants were granted certain "piggyback" registration rights. A registration rights agreement, setting forth all of the specific terms and conditions of such piggyback registration rights, was contemplated in the First Private Placement, but has yet to be executed. Grace believes that such a registration rights agreement will be executed in the near future. Subject to certain conditions that may be set forth in such a registration rights agreement, the piggyback registration rights permit the holders of such shares to include their shares in a registration by the Company of its Common Stock under the Securities Act for sale to the public on Form S-1 or Form SB-2.

Second Private Placement

     During September 1999, New Millennium effected another private placement of shares of its common stock (the "Second Private Placement"). An aggregate of 150,356 shares of New Millennium common stock were issued for net proceeds of $3,459,319. The net proceeds were used for reorganization expenses related to the Grace Merger and for working capital requirements. The 150,356 shares of New Millennium common stock were converted into 9,968,798 shares of the Company's Common Stock in the Grace Merger.

     At the time of the Second Private Placement, New Millennium determined the fair market value of shares of New Millennium common stock to be $23.34 per share.

     All of the shares of New Millennium common stock issued in the Second Private Placement (and the shares of the Company's Common Stock subsequently exchanged for such shares in the Grace Merger) are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     All of the shares of New Millennium common stock issued in the Second Private Placement (and the shares of the Company's Common Stock subsequently exchanged for such shares in the Grace Merger) were granted certain "piggyback" registration rights. Subject to certain conditions set forth in registration rights agreements executed at the closing of the Second

Private Placement, the piggyback registration rights permit the holders of such shares to include their shares in a registration by the Company of its Common Stock under the Securities Act for sale to the public (except with respect to registrations on Forms S-4 or S-8 or another form not available for registering such shares for sale to the public).

Third Private Placement

     On March 1, 2000, the Company entered into a private placement agreement with C&S Private Equity Fund, LP ("C&S"), pursuant to which the Company issued to C&S 14 units ("C&S Units") for $100,000 per C&S Unit (the "Third Private Placement"). Each C&S Unit consisted of (i) a $100,000 convertible senior secured note of the Company and (ii) 150,000 shares of the Company's Common Stock. An aggregate of 2,100,000 shares of the Company's Common Stock were issued along with a convertible senior secured note payable to C&S in the principal amount of $1,400,000. The net proceeds of $1,363,000, were used for the purchase and working capital requirements of WebWizard and P.V. Tel. The note was due March 2, 2001, and bore interest at a rate of 12% per year, payable quarterly. $1,420,000 of the net proceeds from the Fourth Private Placement were used to repay all of the outstanding interest and principal on the note issued in the Third Private Placement.

     Additionally, the private placement agreement provided that, if the Company acquired Alpha Computer Services, Inc., C&S would have the option to purchase from the Company, and the Company would have the option to sell to C&S, within 14 days after the Company's acquisition of Alpha Computers, a number of C&S Units (not in excess of seven) as C&S should designate and as the Company may require. The purchase price of each C&S Unit was to be $100,000. On March 31, 2000, the Company acquired Alpha Computer. Both C&S and the Company declined to exercise their options and accordingly the options will expire on April 14, 2000.

     The Company is currently in the process of obtaining an independent appraisal of the valuation of the Common Stock and other securities issued in the Third Private Placement.

     All of the shares of the Company's Common Stock issued in the Third Private Placement, and the shares issuable upon the conversion of the notes, are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     Pursuant to the private placement purchase agreement, certain "demand" registration rights were granted with respect to the shares issuable upon conversion of the notes. Subject to certain conditions set forth in the private placement purchase agreement, the demand registration rights require that, on or before November 1, 2000, the Company file a registration statement on Form S-3 (or such other form as may be available) with the SEC for the public sale by C&S of the shares of Common Stock issuable upon conversion of the Notes, and that the Company use its best efforts to cause such registration statement to become effective not later than the maturity date of the notes. Upon discharge of the notes, the Company's obligation to file a registration statement and cause it to become effective shall terminate. For each day after the maturity date of the notes that such registration statement is not effective, the Company shall pay C&S $0.01 times the number of shares then required to be covered by such registration statement. Such amounts will be payable daily and will accrue interest (payable daily) at the rate of 18% per year.

Fourth Private Placement

     On April 14, 2000, the Company entered into a Securities Purchase
Agreement (the "Fourth Private Placement") with Greenlight Capital, L.P. and certain affiliates of Greenlight (the "Purchasers") pursuant to which the Company agreed to issue for an aggregate purchase price of $6.5 million, (a) 3,000,000 shares of Common Stock, (b) the Company's 12% senior secured convertible promissory notes with an original principal amount of $6,500,000 (the "Greenlight Notes") convertible into shares of Common Stock at a conversion price of $1.00 per share, (c) stock purchase warrants (the "Greenlight Warrants") to purchase 6,500,000 shares of Common Stock at an exercise price of $1.00 per share, and (d)(1) options, exercisable on August 14, 2000 and December 14, 2000 to purchase for an aggregate purchase price of $4.5 million on each date, (A) 1,575,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.00 per share, and (C) Warrants to purchase 2,925,000 shares of Common Stock at an exercise price of $1.00 per share, and (2) an option, exercisable on April 14, 2001, to purchase for an aggregate purchase price of $4.5 million, (A) 1,050,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.50 per share, and (E) Warrants to purchase 1,950,000 shares of Common Stock at an exercise price of $1.50 per share. The Greenlight
Note is guaranteed by the significant subsidiaries of the Company and is secured by all of the issued and outstanding capital stock of the Company's significant subsidiaries. $1,420,251.88 of the net proceeds were used to repay all of the outstanding principal and interest on the note issued in the Third Private Placement, and the remainder of the net proceeds will be used for the Company's working capital requirements.

     All of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Option are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

     Pursuant to a registration rights agreement executed at the closing of the Fourth Private Placement, all of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Option were granted "demand" and "piggyback" registration rights. Subject to certain conditions set forth in the registration rights agreement, the demand registration rights require that, 30 days following the date on which the Company becomes eligible to use Form S-3, the company use its reasonable best efforts to register the applicable shares as soon as practicable. Subject to certain conditions set forth in the registration rights agreement, the piggyback registration rights permit the holders of the covered shares to include such shares in a registration by the Company when and if the Company proposes to register any Common Stock under the Securities Act for sale to the public on a form that would also permit the registration of the covered shares (other that registrations on Form S-8 or S-4).

     Louis Friedman, former Chairman of the Company, is entitled to a finders fee of 500,500 shares of Common Stock in connection with the Fourth Private Placement.

Lines of Credit

     The Company has a $650,000 line of credit with the BankTennessee, which it uses for working capital purposes. The interest rate is 7.25% per annum, payable monthly. The balance on the line of credit was $649,900 as of March 31, 1999. The line of credit matures on July 29, 2000, and is secured by a Certificate of Deposit in the amount of $700,000.

     The Company has a $2,000,000 line of credit with Regions Bank, which it uses for working capital. The interest rate is 5.998% per annum, payable monthly. The balance on the line of credit was $1,990,000 as of March 31, 1999. The line of credit was due to mature on March 24, 2000, and was extended to September 24, 2000. The line of credit is secured by a Certificate of Deposit in the amount of $2,000,000.

     The Company has a $1,000,000 line of credit with Regions Bank, which it uses for working capital purposes. The interest rate is 6.189% per annum, payable monthly. The balance on the line of credit was $730,000 as of March 31, 1999. The line of credit matures on June 15, 2000, and is secured by a Certificate of Deposit in the amount of $1,000,000.

     On January 21, 2000, the Company obtained another line of credit from Regions Bank in the amount of $1,000,000, and executed a note payable in that amount. The Company will use this line of credit for working capital purposes. The interest rate is 9.0% per annum, payable monthly. The balance on the line of credit was $974,000 on March 31, 2000. The line of credit matures on March 24, 2001, and is secured by 500,000 shares of the Company's Common Stock that are owned by Signal Compression, Inc.

     Cash provided by financing activities was $6,932,511 for the twelve months ended December 31, 1999. Cash provided consisted primarily of proceeds from private placements of $4,009,299 and proceeds from line of credit borrowing of $3,074,339. These amounts were partially offset by repayment on obligations under capital leases of $151,127. A working capital loan in the amount of $450,000 was funded and repaid during this twelve-month period.

     As of December 31, 1999, the Company had $102,480 in cash and cash equivalents. The Company also had $3,700,000 in certificates of deposits less offsetting related liabilities in the form of lines of credit of $3,074,339.
The net proceeds available from certificates of deposit less the corresponding liability totaled $625,661. Combined with $102,481 above, the Company had $728,142 to meet its current obligations and fund its operations. Management believes this amount is not sufficient to enable the Company to expand its business as currently planned. The Company will therefore require additional capital to fund its anticipated operating losses and planned capital expenditure requirements.

     In order to fund these requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources. Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings otherwise prove to be insufficient, the Company may be required to seek additional capital sooner than expected. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, it may be required to reduce the scope of its expansion, which could adversely affect its business prospects and its ability to compete. There can be no assurances that the Company will be able to raise equity capital, obtain capital leases or bank financing or incur other borrowings on commercially reasonable terms, if at all, to fund any such expansion.

     To accelerate its growth rate and to finance the launch or build-out of additional markets, the Company will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks, bank lines of credit and the sale of equity and debt securities. To the extent that the Company or any of its subsidiaries issues debt, its leverage and debt service obligations will increase.

     As part of its business strategy, the Company intends to continue to evaluate potential acquisitions; joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and additional debt and equity investments in the Company will be necessary to fund any material acquisitions and similar strategic investments.

YEAR 2000 COMPLIANCE

     The Company dedicated resources over the past several years to address the potential hardware, software, and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that its service providers took similar measures. As a result of these efforts, the Company has not experienced any material disruptions in its operations in connection with, or following, the transition to the Year 2000. Given that the majority of the Company's telecommunications network infrastructure and critical back office systems were acquired after 1997, Year 2000 compliance was substantially ensured at the time of acquisition. The total cost to complete the Company's Year 2000 compliance efforts was negligible. While the Company tested its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers, strategic partners and customers. The Company received assurances prior to December 31, 1999, from its suppliers and strategic partners regarding the Year 2000 readiness of their systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not invested in financial instruments that subject the Company to material market risk. Financial instruments which the Company holds are disclosed in Note 3 to the Company's Consolidated Financial Statements on page F-12 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth on pages F-1 to F-8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 10, 1999, the Company's board of directors appointed Dohan and Company, P.A. ("Dohan") as certifying accountant of the Company. Dohan was retained to audit the Company's financial records and provide audited financial statements for the Company's fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998. From February 27, 1995 until the Company retained Dohan on July 10, 1999, the Company did not employ any independent accountants. Dohan was dismissed by the Company on October 29, 1999. On November 2, 1999, the Company engaged Habif, Arogeti & Wynne, LLP ("HAW") as the Company's certifying accountant to audit the Company's financial statements for 1999. The information contained in the Company's (1) Current Report on Form 8-K dated July 16, 1999, as amended, and (2) Current Report on Form 8-K dated October 29, 1999, is incorporated herein by reference.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information presented under the caption "Information Concerning Nominees," "Directors Continuing in Office," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Year 2000 Proxy Statement") is incorporated herein by reference. The Year 2000 Proxy Statement is expected to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999. The information presented under the caption "Item 1. Business -- Directors and Executive Officers of the Company" in Part I of this Form 10-K, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information presented under the captions "Compensation of Directors" and "Executive Compensation" of the 2000 Proxy Statement (excluding, however, the information presented under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2000 Proxy is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information presented under the caption "Certain Relationships and Related Transactions" of the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     1. Financial Statements. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

          (i)   Report of Management.

          (ii)  Report of Independent Accountants.

          (iii) Consolidated Balance Sheets.

          (iv)  Consolidated Statements of Operations.

          (v)   Consolidated Statements of Cash Flows.

          (vi)  Consolidated Statements of Shareholders' Equity.

          (vii) Notes to the Consolidated Financial Statements.

     2.   Financial Statement Schedules.

          None required.

     3.   Exhibits.

          The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.[4] to 10.[20] hereto constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b)  Reports on Form 8-K.

     1. Current Report on Form 8-K, dated September 28, 1999, filed October 13, 1999, disclosing the Grace Merger.

     2. Current Report on Form 8-K, dated November 1, 1999, filed November 5, 1999, disclosing a change in the Company's certifying accountant from Dohan and Company PA to Habif, Arogeti & Wynne, LLP.

     3. Amendment No. 1, filed November 16, 1999, to the Current Report on Form 8-K, dated September 28, 1999, amending the Company's disclosure with respect to the Grace Merger.

     4. Amendment No. 2, filed December 8, 1999, to the Current Report on Form 8-K, dated September 28, 1999, amending the Company's disclosure with respect to the Grace Merger.

     5. Current Report on Form 8-K, dated December 21, 1999, filed December 21, 1999, disclosing the resignation of Louis Friedman as Chairman of the Company's board of directors and the Company's continuing search for a new Chairman and Chief Executive Officer.

     6. Amendment No. 3, filed December 28, 1999, to the Current Report on Form 8-K, dated September 28, 1999, amending the Company's disclosure with respect to the Grace Merger.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRACE DEVELOPMENT, INC.
                              (Registrant)


Date:  April 14, 2000    By: /s/ Benjamin F. Holcomb
                            ------------------------
                             Benjamin F. Holcomb
                             Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Benjamin F. Holcomb                 By: /s/ Peter A. Tierney
    ------------------------                    --------------------
    Benjamin F. Holcomb                         Peter A. Tierney
    Chairman and Chief Executive Officer        Director

By: /s/ James M. Blanchard                  By: /s/ James C. Foregger
    ----------------------                      ---------------------
    James M. Blanchard                          James C. Foregger
    Director; President                         Director of Finance
                                                (principal financial officer)

By: /s/ Dr. Lee H. Silverstein              By: /s/ Wendy L. Squires
    --------------------------                  --------------------
    Dr. Lee H. Silverstein                      Wendy L. Squires
    Director                                    Controller
                                                (principal accounting officer)

                            GRACE DEVELOPMENT, INC.
                               AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                  INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

Item                                                                                                  Page
----                                                                                                  ----
1. Report of Management.............................................................................   F-3

2. Report of Independent Accountants................................................................   F-4

3. Consolidated Balance Sheets......................................................................   F-5

4. Consolidated Statements of Operations............................................................   F-7

5. Consolidated Financial Statements of Cash Flows..................................................   F-8

6. Consolidated Statements of Stockholders' Equity..................................................   F-9

7. Notes to the Consolidated Financial Statements...................................................   F-10

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                             REPORT OF MANAGEMENT

         Grace Development, Inc. is responsible for the preparation, integrity, and fair presentation of its published financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on informed judgments and estimates made by management.

         To fulfill its responsibilities, Grace maintains and continues to refine a system of internal accounting controls. This system provides reasonable, but not absolute, assurance at appropriate cost that the Company's assets are safeguarded, transactions are executed in accordance with proper management authorization, and the financial records are reliable for the preparation of financial statements. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal accounting controls should not exceed related benefits. Grace's internal controls system is supported by written policies and procedures, the Company's internal audit function, and the selection and training of qualified personnel. Grace's financial managers are responsible for implementing effective internal control systems and monitoring their effectiveness.

         As indicated in the report from our independent accountants, Habif, Arogeti & Wynne, LLP performed an audit of Grace's consolidated financial statements for the purpose of determining that the statements are presented fairly, in all material respects, in conformity with generally accepted accounting principles. The independent accountants are appointed annually by Grace's board of directors based upon a recommendation by the board of directors.

         The board of directors, on behalf of the Company's stockholders, oversees management's financial reporting responsibilities. The board of directors meets periodically with the Company's management, internal auditors and independent accountants to review internal accounting controls and financial reporting practices and the nature, extent, and results of audit efforts. The independent accountants and the internal auditors have direct and independent access to the board of directors and senior management.

/s/ Benjamin F. Holcomb                         /s/ James M. Blanchard
-----------------------                         ----------------------
    Benjamin F. Holcomb                             James M. Blanchard
    Chairman & Chief Executive Officer              President


/s/ James C. Foregger                           /s/ Wendy L. Squires
---------------------------                     --------------------
    James C. Foregger                               Wendy L. Squires
    Director of Finance                             Controller

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GRACE DEVELOPMENT, INC. AND SUBSIDIARIES

         We have audited the balance sheet of GRACE DEVELOPMENT, INC. AND SUBSIDIARIES a Colorado Corporation as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NEW MILLENNIUM MULTIMEDIA, INC. (the "Predecessor") as of December 31, 1998, were audited by other auditors whose report dated June 24, 1999, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRACE DEVELOPMENT, INC. AND SUBSIDIARIES as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Atlanta, Georgia

         March 10, 2000 except with respect to the matters discussed in Note 18, as to which the date is April 14, 2000.

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 DECEMBER 31,

                                                                                                        Predecessor
                                                                                                           Entity
                                                                                          1999              1998
                                                                                  ----------------------------------
ASSETS:
     Cash and cash equivalents                                                         $   102,481       $ 3,719
     Investment in certificates of deposit                                               3,700,000             -
     Accounts receivable, net of $ 10,500 allowance for doubtful                            56,458             -
       accounts at December 31, 1999
     Prepaid expenses                                                                      156,599             -
     Officer advances                                                                       25,012           820
                                                                                  ------------------------------
                  Total current assets                                                   4,040,550         4,539
     Property and equipment, at cost
     Leasehold improvements                                                                 45,468             -
     Furniture and fixtures                                                                 84,949             -
     Equipment and software                                                              2,530,895        13,117
                                                                                  ------------------------------
                                                                                         2,661,312        13,117
     Accumulated depreciation and amortization                                            (263,423)         (506)
                                                                                  ------------------------------
                                                                                         2,397,889        12,611
                                                                                  ------------------------------
     Other assets:
         Goodwill, net of accumulated amortization of $75,931 at
           December 31, 1999                                                               600,547             -
         Notes receivable - related party                                                  434,500             -
         Related Party Receivables                                                          50,000             -
         Other non-current assets                                                           75,329             -
                                                                                  ------------------------------
                                                                                       $ 7,598,815      $ 17,150
                                                                                  ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Accounts payable                                                                      360,532         5,391
     Deferred revenues                                                                     141,930             -
     Accrued compensation - officers and directors                                         676,666
     Accrued liabilities                                                                   218,182             -
     Lines of credit                                                                     3,074,339             -
     Current portion of obligations under capital lease                                    735,170             -
                                                                                  ------------------------------
                  Total current liabilities                                              5,206,819         5,391
                                                                                  ------------------------------
     Obligations under capital leases, net of current portion                            1,237,634             -
                                                                                  ------------------------------
                                                                                         6,444,453             -
                                                                                  ------------------------------
     Stockholders' equity
         Grace Common stock; no par value;  800,000,000 shares                           4,270,195             -
              authorized;  73,871,895 issued and outstanding at
              December 31, 1999.
         NMM Common Stock; $1.00 par value; 1,000,000 shares                                     -        32,500
              authorized; 32,500 shares issued and outstanding at
              December 31, 1998
         Accumulated deficit                                                            (3,115,833)      (20,741)
                                                                                  ------------------------------
                  Total stockholders' equity                                             1,154,362        11,759
                                                                                  ------------------------------
                                                                                       $ 7,598,815      $ 17,150
                                                                                  ==============================

      See auditors' report and notes to consolidated financial statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Predecessor Company

                                                                                                 For the Period from
                                                                                                   October 6, 1998
                                                                           For the Year          (date of inception)
                                                                              Ended              Through December 31,
                                                                        December 31, 1999               1998
                                                                       ---------------------    ----------------------
Revenues                                                                 $      679,415                        -

Operating expenses
    Cost of services                                                             668,269
    Sales and marketing expenses                                                 323,830                  13,203
    General and administrative expenses                                        2,313,825                   7,146
    Depreciation and Amortization                                                341,412                     506
                                                                       -----------------        ----------------
         Total operating expenses                                              3,647,336                  20,855
                                                                       -----------------        ----------------
         Loss from operations                                                 (2,967,921)                (20,855)
                                                                       -----------------        ----------------
Other income (expense)
     Interest income                                                              42,189                     114
     Interest expense                                                           (169,360)                      -
                                                                       -----------------        ----------------
         Total other income (expense)                                           (127,171)                    114
                                                                       -----------------        ----------------
         Loss before income taxes                                             (3,095,092)                (20,741)
Income tax expense                                                                     -                       -
                                                                       -----------------        ----------------
         Net loss                                                       $     (3,095,092)                (20,741)
                                                                       =================        ================
         Basic and diluted net loss per common share                    $         (0.07)
                                                                       =================
         Weighted average common shares outstanding                           44,367,250
                                                                       =================

      See auditors' report and notes to consolidated financial statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOW

                                                                                                       Predecessor
                                                                                                         Company

                                                                                                      For the Period
                                                                                                     from October 6,
                                                                                    For the Year      1998 (date of
                                                                                   Ended December       inception)
                                                                                      31, 1999       Through December
                                                                                                         31, 1998
                                                                                  ----------------- -------------------
   Cash flows from operating activities
   Net loss                                                                          $ (3,095,092)          $ (20,741)
   Adjustments to reconcile net loss to net cash used in
       operating activities                                                                     -
          Depreciation                                                                    265,481                 506
          Amortization of Goodwill                                                         75,931                   -
          Allowance for doubtful accounts                                                  10,500                   -
          Issuance of common stock for compensation                                       174,375                   -
          Changes in assets and liabilities from operations
                 Accounts receivable                                                      (66,757)                  -
                 Prepaid expenses                                                        (155,779)               (820)
                 Officer advances                                                         (25,012)                  -
                 Other non-current assets                                                 (67,712)                  -
                 Related party receivables                                                (50,000)                  -
                 Accounts payable                                                         284,743               5,391
                 Deferred revenues                                                        (32,882)                  -
                 Accrued compensation - officers and directors                            676,666                   -
                 Accrued liabilities                                                      218,182                   -
                                                                                  ----------------- -------------------
                 Net cash used in operating activities                                 (1,787,356)            (15,664)
                                                                                  ----------------- -------------------
   Cash flows from investing activities
          Acquisition of property and equipment                                          (392,579)            (13,117)
          Investments in certificates of deposits                                      (3,700,000)                  -
          Acquisition of business units                                                  (519,314)                  -
          Issuance of notes receivable - related party                                   (434,500)                  -
                                                                                  ----------------- -------------------
                 Net cash used in investing activities                                 (5,046,393)            (13,117)
                                                                                  ----------------- -------------------
   Cash flows from financing activities
          Net proceeds from lines of credit                                             3,074,339                   -
          Proceeds from note payable                                                      450,000                   -
          Repayment of note payable                                                      (450,000)                  -
          Repayment on obligations under capital leases                                  (151,127)                  -
          Net proceeds from issuance of common stock                                    4,009,299              32,500
                                                                                  ----------------- -------------------
                 Net cash provided by financing activities                              6,932,511              32,500
                                                                                  ----------------- -------------------
   Increase in cash and cash equivalents                                                   98,762               3,719
   Cash and cash equivalents at beginning of period                                         3,719                   -
                                                                                  ----------------- -------------------
   Cash and cash equivalents at end of period                                        $    102,481           $   3,719
                                                                                  ================= ===================
   Supplemental disclosure of cash flow information
   ---------------------------------------------------------------
          Cash paid for interest                                                     $    61,049            $    -0-
                                                                                  ================= ===================

   Supplemental activities of Non-Cash Transactions:
   ---------------------------------------------------------------
       During the year of 1999 the Company acquired equipment
       under several capital lease obligations totaling $2,123,930

   Acquisition of business units:                                     Total             NWGA               Avana
   --------------------------------------------------             --------------- ----------------- -------------------
                 Goodwill                                             $  676,478        $  143,494          $  532,984
                 Assets acquired                                         142,067            26,506             115,561
                 Liabilities acquired                                   (245,210)                             (245,210)
                 Stock issued                                            (54,021)          (10,000)            (44,021)
                                                                  --------------- ----------------- -------------------
                 Net cash                                             $  519,314        $  160,000          $  359,314
                                                                  =============== ================= ===================

      See auditors' report and notes to consolidated financial statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
           AND FOR THE PERIOD OF OCTOBER 6, 1998 (DATE OF INCEPTION)
                 THROUGH DECEMBER 31, 1998, OF THE PREDECESSOR


                                                     Common Stock          Additional
                                              ----------------------------  Paid-In      Accumulated
                                                  Shares        Amount      Capital        Deficit         Total
----------------------------------------------------------------------------------------------------------------------
      Issuance of New Millennium Common stock                                 $ 32,500                    $   32,500

      Net loss for the period from October
        6, 1998 (date of inception) through
        December 31, 1998                                                                     (20,741)       (20,741)

                                                                          --------------------------------------------
Predecessor balance at December 31, 1998                                        32,500        (20,741)        11,759
                                                                          --------------------------------------------

      Shares issued in repayment of
          Shareholder debt                                                      31,000                        31,000

      Shares issued as compensation
          to New Millennium shareholders                                       174,375                       174,375

      Shares issued for Avana acquisition                                       44,021                        44,021

      Private Placement of New
         Millennium shares                                                     777,600                       777,600

      Private Placement of New
         Millennium shares                                                   3,459,319                     3,459,319

      Warrants exercised                                                       147,000                       147,000

      Warrant cancellation fees                                               (395,620)                     (395,620)

      Assumed purchase of net assets of
         Grace at Predecessor cost                66,246,933   $4,270,195   (4,270,195)
                                                                                                                   -

      Reverse acquisition of Grace
         by New Millennium                         7,599,962      (10,000)                                   (10,000)

      Shares issued for NWGA acquisition              25,000       10,000                                     10,000

      Shares issued as compensation

      Net loss for the twelve months ended
      December 31, 1999                                                                    (3,095,092)    (3,095,092)


                                              ------------------------------------------------------------------------

Balance at December 31, 1999                      73,871,895   $4,270,195     $      -    $(3,115,833)    $1,154,362
                                              ========================================================================

    See auditors' report and notes to the Consolidated Financial Statements

                   GRACE DEVELOPMENT, INC. And Subsidiaries
                Notes to the Consolidated Financial Statements
                For the Years Ended December 31, 1999 and 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of the Company and Basis of Presentation:

Grace Development, Inc. ("Grace"), is an Integrated Communications Provider ("ICP") offering Telecommunication and Internet services ("ISP") to business and residential customers located primarily in the Southeastern United States. Telecommunication services currently offered are local and long distance, frame relay, ATM, data private lines and calling cards.

The ISP operation focuses on serving individuals and small business. The Company's service offerings include dial-up Internet access and business services which are offered in various price and usage plans designed to meet the needs of our subscribers. Business services include web hosting, which entails maintaining a customer's web site; high speed, dedicated Internet access; web page design; domain name registration and customer web server co-location.

Principles of consolidation and basis of financial reporting:

The consolidated financial statements include the accounts of Grace Development, Inc. and its wholly owned subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated. The financial statements of the Predecessor are the accounts of New Millennium Multimedia, Inc., a Georgia corporation ("NMM").

Cash and Cash Equivalents:

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of three months or less.

Property and Equipment:

Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, generally two to ten years. Asset classifications and estimated useful lives are as follows:

         Leasehold Improvements             Life of lease
         Furniture & Fixtures               10 years
         Equipment & Software               2 - 7 years

Goodwill:

The Company amortizes goodwill on a straight-line basis over a period of five years.

Revenue Recognition:

The Company recognizes revenues for internet services as they are earned. Some customers pay an annual fee for Internet services and the revenues are recognized on a straight-line basis over the service period. Deferred revenue represents the portion of unearned Internet Service Fees. The Company recognized revenue for telecommunications services based upon minutes of traffic processed and contracted fees.

Income Taxes:

Income taxes are based on the loss for financial reporting purposes and reflect a current asset for the estimated taxes recoverable in the current year tax return and changes in deferred taxes. Deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) for the loss carry-forwards based on currently enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosures including the allowance for doubtful accounts, useful lives and recoverability of long-term assets. Actual amounts could differ from those estimates. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Advertising:

The Company expenses advertising as incurred. The advertising costs for the year ended December 31, 1999 and 1998, respectively, were $141,113 and $3,073.

2.   MERGER AND REORGANIZATION:

Avana Acquisition:

On May 5, 1999, NMM completed its acquisition of Avana Communications Corporation ("Avana"). The acquisition was accounted for as a purchase pursuant to Accounting Principles Board Statement No.16, "Business Combinations" ("APB 16") and the result of Avana's operations were included in the Company's 1999 consolidated statements of operation from the date of acquisition. Total consideration included the issuance of 6,485,858 shares of Grace stock (97,824 shares of NMM stock later converted to Grace stock at a 66.3013:1 ratio), and cash of $364,000. The stock was valued at $0.45 per share based upon an independent valuation. As a result of the merger, the Company recorded goodwill of approximately $533,000. Goodwill is being amortized on a straight-line basis over five years. Additionally, NMM agreed to pay contingent consideration of up to $100,000, based upon Avana maintaining 95% of the acquired customer base for one year following closing. The Company will record a liability when the contingency is resolved and consideration is issued or becomes issuable.

New Millennium Multimedia, Inc.:

On September 28, 1999 a wholly owned subsidiary of the Company merged with NMM. The shareholders of NMM exchanged 100% of the outstanding stock of NMM in exchange for shares of Grace stock. Each share of NMM common stock was exchanged for 66.3013 shares of Grace common stock and a total of 66,246,933 shares of Grace common stock were issued to NMM stockholders. The merger is intended to qualify as a tax-deferred reorganization under Section 368(a) of the Internal Revenue Code.

The acquisition set out in the preceding paragraph was accounted for as the reverse acquisition of Grace by an "accounting entity" consisting of NMM and its wholly-owned subsidiary; Avana, because following the transaction the former shareholders of NMM were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of Grace in exchange for the issuance of Grace common stock outstanding before the transaction. The net assets of the Predecessor are accounted for at their historical cost. In accordance with purchase accounting principles pursuant to APB 16, the Company accounted for the net assets of Grace, acquired at the fair value of such net assets as of September 28, 1999. No goodwill was recorded as a result of this transaction.

Pro forma Financial Statements (unaudited):

The following unaudited pro-forma statement of operations of Grace Development, Inc. gives retroactive effect to the merger with Avana Communications, Inc. as if it had occurred on January 1, 1999. This statement was prepared by management based on historical financial information and may not be indicative of actual results of operations that would have been achieved had the transaction taken place at the date indicated.

For the Year Ended December 31, 1999:

                                          As Reported   Adjustments     Pro Forma
                                         -------------  -----------   -------------
Revenues                                 $    679,415   $  313,908    $    993,323
Net Loss                                 $ (3,095,092)  $  (77,781)   $ (3,172,873)
Earnings per Share                       $       (.07)  $    (0.00)   $       (.07)

For the Year Ended December 31, 1998:

Revenues                                 $         -0-  $  833,509    $    833,509
Net loss                                 $    (20,741)  $ (218,345)   $   (239,086)

Acquisitions:

On November 8, 1999 the Company acquired substantially all the business assets of Rob Ballard and Sabrina Ballard d/b/a Northwest Georgia Internet for $160,000 in cash and 25,000 shares of the Company's common stock. The transaction was accounted for as a purchase under APB 16. Goodwill of approximately $143,500 was recorded as a result of this transaction. Goodwill is being amortized on a straight-line basis over five years. Northwest Georgia Internet provides Internet access, web hosting and web design to businesses and individuals located in areas northwest of Atlanta, Georgia.

3.   INVESTMENTS IN CERTIFICATES OF DEPOSIT:

The Company accounts for its investments under Financial Accounting Standards Board ("FASB") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1999 investments consisted of the following:

                                 Maturity Date    Interest Rate       Amount
                                --------------    -------------     -----------


Certificate of Deposit          March 24, 2000       4.4980%        $ 2,000,000
Certificate of Deposit           June 15, 2000       4.6890%          1,000,000
Certificate of Deposit           July 29, 2000       5.2500%            700,000

                                                                    -----------
                                                                    $ 3,700,000
                                                                    ===========

These certificates of deposit are pledged against lines of credit (see Note 7).

4.   ACCOUNTS RECEIVABLE:

The Company does not have a secured interest in its accounts receivable; however it does have legal recourse for defaulted amounts. The maximum accounting loss from the credit risk associated with accounts receivable is the face amount of the receivable recorded, less any allowance for doubtful accounts.

5.   NOTES RECEIVABLE:

On October 14, 1999, the Company executed a letter of intent to acquire 100% of the outstanding stock of The Telephone Company of Central Florida ("TCCF") from TCCF's parent company; Phoenix International Industries, Incorporated ("Phoenix"). During negotiations, the Company advanced $100,000 to TCCF, which is guaranteed by the Chief Executive Officer of Phoenix. The Company has since abandoned its efforts to acquire TCCF, and has commenced collection efforts. The Company is uncertain that these efforts will be successful, therefore the advance has been charged to operations as of December 31, 1999.

In December 1999, the Company advanced $250,000 to PVTelcom Enterprises, Incorporated, for working capital purposes (the "Working Capital Advances") in connection with negotiations to acquire the company. In December 1999, the Company advanced an additional $184,500. The first advance is evidenced by a note receivable dated November 1, 1999, and bears interest at 9% due annually. At the closing of the acquisition, (see Subsequent Events Note 17) the promissory note evidencing the Working Capital Advances was canceled and two shareholders of P.V. Tel. delivered to the Company, promissory notes totaling $450,000, in substitution therefore together with accrued interest. The indebtedness, represented by these substituted promissory notes, is secured by 150,000 shares of Grace common stock owned by the two noteholders.

6.   COMMITMENTS AND CONTINGENCIES:

Concentrations of Credit Risk:

The Company maintains the majority of its cash deposits and investments at three financial depository institutions. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institutions failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled $3,500,000 at December 31, 1999.

Operating Leases:

The Company leases office space and equipment under several operating lease agreements. Rent expense for the office space and equipment totaled $79,650 and $ 0, for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 future minimum lease payments under non-cancelable leases having remaining terms in excess of one year are as follows:

                     2000       $ 199,615
                     2001         188,712
                     2002         188,712
                     2003         188,712
                     2004          94,356
                                ---------
                                $ 860,107
                                =========

Obligations Under Capital Lease:

The Company leases equipment under various capital lease obligations. $2,123,931 of the equipment is included in the property and equipment section of the balance sheet. All of the equipment was acquired in 1999, and amortization was $213,683 for the year ended December 31, 1999. The capitalized cost and accumulated amortization at December 31, 1999 were as follows:

                                                 1999
                                              -----------

Total Equipment Placed in Service             $ 2,123,931
Accumulated amortization                         (201,603)
                                              -----------
Book Value                                    $ 1,922,328
                                              ===========

The future minimum lease payments under the capital leases at December 31, 1999:

                     2000                     $ 1,055,599

                     2001                         946,424
                     2002                         508,663
                                              -----------

                                                2,510,686

Less amount representing interest                (537,882)
                                              -----------

                                                1,972,804

Less current portion                             (735,170)
                                              -----------

                                              $ 1,237,634
                                              ===========

Note Payable:

On April 26, 1999, the Company signed a $600,000 promissory note with Lucent Technologies, Inc. ("Lucent"). Lucent advanced the Company $450,000 and made available an additional $150,000 based on the Company's customer list. The note bore interest at a rate of 10% per annum, payable monthly. The note was secured with fixed assets of the Company. The Company repaid the note in total on September 29, 1999.

7.   LINES OF CREDIT:

The Company has a line of credit with the Bank of Tennessee to provide working capital of up to $650,000. The interest rate is 7.25% per annum payable monthly. The balance on the line of credit was $649,900 on December 31, 1999. The line of credit is secured by a Certificate of Deposit and the line of credit matures on July 29, 2000.

The Company has a line of credit with Regions Bank to provide working capital of up to $2,000,000. The interest rate is 5.998% per annum payable monthly. The balance on the line of credit was $1,999,659 on December 31, 1999. The line of credit is secured by a Certificate of Deposit and the line of credit matures on March 24, 2000.

The Company has a second line of credit with Regions Bank to provide working capital of up to $1,000,000. The interest rate is 6.189% per annum payable monthly. The balance on the line of credit was $424,780 on December 31, 1999. The line of credit is secured by a Certificate of Deposit and the line of credit matures on June 15, 2000.

8.   PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. The preferred stock may be issued, by the Board of Directors, in one or more series. The Board of Directors shall determine the distinguishing features of each series including preferences, rights and restrictions, by resolution upon the establishment of such series. No shares of preferred stock had been issued as of December 31, 1999.

9.   INCOME TAXES:

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability. At December 31, 1999, the Company had net operating loss carryforwards of approximately $6,400,000 related to federal, and state jurisdictions. Substantially all of these carryforwards will begin to expire at various times starting in 2004. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                             December 31,
                                                             ------------
                                                                           Predecessor
                                                       1999                   1998
                                                    ----------------------------------
     Net operating loss carryforwards               $ 1,820,000             $ 7,000
     Allowance for doubtful account                       4,000                   -
     Accumulated depreciation and amortization          (92,000)                  -
                                                    -----------             --------
     Accrued officer compensation                       255,000                7,000
                                                    ===========             ========
                                                      1,987,000                   -
                                                    ===========             ========
     Valuation allowance                             (1,987,000)              (7,000)
                                                    ===========             ========
     Net deferred tax asset                         $      -0-              $    -0-
                                                    ===========             ========

10.  SEGMENT REPORTING:

The Company operates two business segments: Telecommunications sales and services and Internet service including dial-up accounts, web hosting and web design services.

                                                       December 31
                                         -------------------------------------
                                             1999                      1998
                                         ------------                ---------

Revenues:
     Telecommunications                  $    261,662                $       -
     Internet Services                        417,753                        -
                                         ------------                ---------

                                         $    679,415                $       -
Loss
     Telecommunications                  $ (2,660,231)               $ (20,741)
     Internet Services                       (434,861)                       -
                                         ------------                ---------

                                         $ (3,095,092)               $ (20,741)


Depreciation and Amortization:
     Telecommunications                  $    204,730                $     506
     Internet Services                   $    136,682                        -
                                         ------------                ---------

                                         $    341,412                $     506

Identifiable Net Assets:
     Telecommunications                  $  1,438,733                $  13,117
     Internet Services                        959,156
                                         ------------                ---------

                                         $  2,397,889                $  13,117

11.  PRIVATE PLACEMENTS:

During July 1999, NMM effected a private placement of shares of its common stock. The shares were sold at $3.20 per share. For every three shares of NMM common stock sold, warrants were issued to the purchaser, which gives the purchaser the right to purchase two shares of Grace common stock at $4.50 per share. In aggregate, 251,000 shares of NMM common stock and 167,292 warrants for Grace common stock were issued for net proceeds of $777,600. All warrants expire July 29, 2001. The shares of NMM common stock were converted to Grace common stock at a ratio of 66.3013:1.

During September 1999, NMM effected a private placement of shares of its common stock. The shares were sold at $23.34 per share. In aggregate, 150,356 shares of NMM common stock were issued for net proceeds of $3,459,319. The shares were converted to Grace stock at a ratio of 6.3013:1.

12.  STOCK COMPENSATION:

NMM issued 387,500 shares of its common stock in consideration for services rendered prior to the merger with Avana. The shares were valued at $174,375 and a non-cash expense was recorded to the statement of operations. The shares were converted to Grace common stock at a ratio of 66.3013:1.

13.  STOCK WARRANTS:

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

       Risk free interest rate 5.5%
       Life 7 years
       FMV of stock on date of grant $.45 per share
       Volatility not applicable

On September 27, 1999, NMM paid Lucent $395,620 to cancel the remaining 151,000 warrants issued.

14.  RELATED PARTY TRANSACTIONS:

The Company entered into an agreement with Falcon Consulting Company ("Falcon") for consulting services and paid the company $200,000 for the year ended December 31, 1999. Andrew Worden, President of Falcon, is a shareholder of Grace.

Richard S. Granville, former Chairman of the Company, has personally guaranteed certain debt of the Company.

[Consulting Agreement with Louis Friedman and fees for past transactions.]

15.  STOCK OPTIONS:

The Company has not yet adopted a stock option plan but has awarded stock options to directors, officers, and employees. The options vest over 2 years and expire 120 days after vesting. At December 31, 1999, zero options were vested.

                                                Weighted Average
                         Number of Options      Exercise Price
Outstanding
December 31, 1998        0                      n/a
Awarded                  1,592,540              $1.00
                         ---------              -----
Outstanding
December 31, 1999        1,592,540              $1.00
                         =========              =====

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans.

An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the Black-Scholes value at the grant dates for awards, pro forma income statements for 1999 would have been as follows:

                         As reported            Adjustments           Pro Forma
                         -----------            -----------           ---------
Net Loss                 (3,095,092)              (637,016)          (3,732,108)
                                                      (.01)                (.08)

Earnings per share           (.07)

The fair value of cash options are estimated on the date of the grant under the following assumptions:

     Risk free interest rate:                     6.5%
     Life:                                        4 years
     Dividends:                                   none
     Volatility:                                  41%
     Weighted average grant debt fair value:      $0.40

16.  ECONOMIC DEPENDENCY:

Commissions received from ICG Telecom Group, Inc. for leasing ICG's high speed data and communications lines to the Company's customers were approximately $222,000 and accounted for 33% of revenues for the year ended December 31, 1999.

17.  SUBSEQUENT EVENTS:

Web Wizard, Inc. Acquisition:

In January 2000, a wholly owned subsidiary of Grace completed its acquisition of Web Wizard, Inc. ("Web Wizard"). The acquisition will be accounted for as a purchase pursuant to Accounting Principles Board Statement No.16, "Business Combinations" ("APB 16") and the result of Web Wizard's operations will be included in the Company's 2000 consolidated statements of operation from the date of acquisition. Total consideration for the acquisition was the issuance of 1,287,554 shares of Grace stock. 257,510 of these shares will be held in escrow until June 30, 2001, to benefit Grace in the event of any adverse claims arising out of the purchase of Web Wizard.

As a result of the merger, the Company will record goodwill of approximately $1,000,000. Goodwill will be amortized on a straight-line basis over five years.

Additionally, Grace issued 475,000 shares to former shareholders of Web Wizard to extinguish certain pre-acquisition debt of Web Wizard to its shareholders.

P. V. Tel, Inc. Acquisition:

In February 2000, a wholly owned subsidiary of Grace completed its acquisition of P.V. Tel, Inc. ("PVTel"). The acquisition will be accounted for as a purchase pursuant to APB 16, and as a result, PVTel's operations will be included in the Company's 2000 consolidated statements of operation from the date of acquisition. Total consideration for the acquisition was the issuance of 2,150,000 shares of Grace stock. 750,000 of these shares will be held in escrow until July 31, 2001, to benefit Grace in the event of any adverse claims arising out of the purchase of PVTel.

Prior to the consummation of the P.V. Tel. Acquisition, the Company advanced to P.V. Tel. approximately $450,000 for working capital purposes (the "Working Capital Advances"), which advances were evidenced by a promissory note given by P.V. Tel. to the Company. At the closing of the Acquisition, the promissory note evidencing the Working Capital Advances were canceled and two shareholders of P.V. Tel. delivered to the Company promissory notes in substitution thereof. The indebtedness, represented by these substituted promissory notes, is secured by 150,000 shares of Grace common stock owned by the two noteholders.

Repayment of the notes is contingent upon the makers being afforded the right to register their stock in any subsequent registration by the Company during the term of the note, and as further defined in the Registration Rights Agreement. The notes bear interest at the rate of 9% per annum payable upon maturity. In the event that the makers are not afforded the opportunity to register their stock within the prescribed period, then the notes and all obligations under the notes shall be cancelled and all secured interests will be released.

The Company has not determined the amount of Goodwill that will be recorded as a result of this transaction. Goodwill will be amortized on a straight-line basis over five years.

Third Private Placement:

On March 1, 2000, the Company entered into a private placement agreement with C&S Private Equity Fund, LP ("C&S)", pursuant to which the Company issued to C&S 14 units ("C&S Units") for $100,00 per C&S Unit (the "Third Private Placement"). Each C&S Unit consisted of (i) a $100,000 convertible senior secured note of the Company and (ii) 150,000 shares of the Company's Common Stock. An aggregate of 2,100,000 shares of the Company's Common Stock were issued along with a convertible senior secured note payable to C&S in the principal amount of $1,400,000. The net proceeds of $1,363,000, were used for the purchase and working capital requirements of WebWizard and P.V. Tel. The note is due March 2, 2001, and bears interest at a rate of 12% per year, payable quarterly. If the note is not paid at maturity, interest will accrue on the unpaid principal and interest at a rate of 18% per year, and C&S will have the right to convert the unpaid principal and interest into shares of the Company's Common Stock at a conversion price equal to the lesser of $1.00 per share or 50% of the average closing price of a share of Common Stock during the last three trading days prior to such conversion. The note is secured by: (i) all of the shares of capital stock of WebWizard and P.V. Tel. owned by the Company; (ii) all of the assets and properties of WebWizard and P.V. Tel.; and all of the Company's right, title and interest in the accounts, contract rights and receivables of WebWizard and P.V. Tel. Until the notes are paid in full or converted, the Company may not, without written consent of C&S, (i) incur any indebtedness for borrowed money that would obligate the Company to pay any portion of the principal of such borrowings before the principal and interest on the notes have been paid in full, and (ii) prepay or repurchase any indebtedness for borrowed money. $1,420,000 of the net proceeds from the Fourth Private Placement were used to repay all of the outstanding interest and principal on the note issued in the Third Private Placement.

Additionally, the private placement agreement provides that, if the Company acquires Alpha Computer Services, Inc., C&S shall have the option to purchase from the Company, and the Company shall have the option to sell to C&S, within 14 days after the Company's acquisition of Alpha Computers, such number of C&S &Units (not in excess of seven) as C&S shall designate and as the Company may require. The purchase price of each such C&S Unit will be $100,000. On March 30, 2000, the Company acquired Alpha Computer. Neither the Company nor C&S exercised its option with respect to seven C&S units for proceeds of $700,000.

All of the shares of the Company's Common Stock issued in the Third Private Placement, and the shares issuable upon the conversion of the notes, as "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

Pursuant to the private placement purchase agreement, certain "demand" registration rights were granted with respect to the shares issuable upon conversion of the notes. Subject to certain conditions set forth in the private placement purchase agreement, the demand registration rights require that, on or before November 1, 2000, the Company file a registration statement on Form

S-3 (or such other form as may be available) with the SEC for the public sale by C&S of the shares of Common Stock issuable upon conversion of the Notes, and that the Company use its best efforts to cause such registration statement to become effective not later than the maturity date of the notes. Upon discharge of the notes, the Company's obligation to file a registration statement and cause it to become effective shall terminate. For each day after the maturity date of the notes that such registration statement is not effective, the Company shall pay C&S $0.01 times the number of shares then required to be covered by such registration statement. Such amounts will be payable daily and will accrue interest (payable daily) at the rate of 18% per year.

Stock Options:

On February 1, 2000, pursuant to a new two year Executive Employment Agreement, the Company awarded Benjamin F. Holcomb options to purchase 4,500,000 shares of the Company's Common Stock at $0.35 per share. As a result, the Company will record a non-cash charge to operations in the first quarter of 2000.

Additionally the Company awarded 3,387,880 options to purchase the Company's Common Stock to employees. The options are exercisable at prices ranging from $1.00 to $3.25. The options vest over periods ranging from two to five years. These options have not been ratified by the Board of Directors of the Company.

Line of Credit:

On January 21, 2000, the Company obtained a $1,000,000 line of credit from Regions Bank. The interest rate is 9.0% per annum, payable monthly. The line of credit originally matured on April 21, 2000, however, has been extended to March 24, 2001, and is secured by 500,000 shares of the Company's Common Stock that is owned by Signal Compression, Inc. The line of credit is personally guaranteed by Richard S. Granville.

Stock Compensation

On April 14, 2000 the Company amended and restated an employment agreement with the President of the Company. The original agreement was ratified by the board of directors on February 16, 2000. The amended agreement awarded a stock grant of 1,000,000 shares of the Company's Common Stock as compensation for prior services rendered, and 1,000,000 shares of restricted stock, which vests on December 1, 2000, for future services to be rendered. Additionally the Company accepted a promissory note in the amount of $141,800 from the President of the Company to cover the income taxes associated with the stock grant.

On February 16, 2000 pursuant to a separation agreement the Company awarded Louis Friedman 650,000 shares of the Company's common stock for prior services rendered during 1999. The shares were valued at $260,000 and a non-cash expense was recorded to the statement of operations for the year ended December 31, 1999. Additionally, the Company agreed to pay up to $150,000 to cover the taxes associated with the stock grant.

18.  ADDITIONAL SUBSEQUENT EVENTS

Equipment Lease:

In March 2000, the Company entered into a lease with General Electric Capital Corporation for approximately $3,500,000 of equipment and software that it has acquired from Lucent Technologies, Inc. The lease term is for 36 months and has a graduated payment schedule over the first six months. The lease has an effective rate of 12.59% and will be treated as a Capital Lease in accordance with Financial Accounting Standards Board Statement No. 13 ("SFAS #13"). The lease contains a bargain purchase option at the end of the lease.

Fourth Private Placement

      On April 14, 2000, the Company entered into a Securities Purchase Agreement (the "Fourth Private Placement") with Greenlight Capital, L.P. and certain affiliates of Greenlight (the "Purchasers") pursuant to which the Company agreed to issue for an aggregate purchase price of $6.5 million, (a) 3,000,000 shares of Common Stock, (b) the Company's 12% senior secured convertible promissory notes with an original principal amount of $6,500,000 (the "Greenlight Notes") convertible into shares of Common Stock at a conversion price of $1.00 per share, (c) stock purchase warrants (the "Greenlight Warrants") to purchase 6,500,000 shares of Common Stock at an exercise price of $1.00 per share, and (d)(1) options, exercisable on August 14, 2000 and December 14, 2000 to purchase for an aggregate purchase price of $4.5 million on each date, (A) 1,575,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.00 per share, and (C) Warrants to purchase 2,925,000 shares of Common Stock at an exercise price of $1.00 per share, and (2) an option, exercisable on April 14, 2001, to purchase for an aggregate purchase price of $4.5 million, (A) 1,050,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.50 per share, and (C) Warrants to purchase 1,950,000 shares of Common Stock at an exercise price of $1.50 per share. The Greenlight
Note is guaranteed by all of the subsidiaries of the Company and is secured by all of the issued and outstanding capital stock of all of the Company's subsidiaries. $1,420,000 of the net proceeds were used to repay all of the outstanding principal and interest on the note issued in the Third Private Placement, and the remainder of the net proceeds will be used for the Company's working capital requirements.

      All of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Option are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. See "Item 1. Business--Restricted Securities and Registration Rights" below for a summary of the exemptions available under Rule 144.

      Pursuant to a registration rights agreement executed at the closing of the Fourth Private Placement, all of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Option were granted "demand" and "piggyback" registration rights. Subject to certain conditions set forth in the registration rights agreement, the demand registration rights require that, 30 days following the date on which the Company becomes eligible to use Form S-3, the company use its reasonable best efforts to register the applicable shares as soon as practicable. Subject to certain conditions set forth in the registration rights agreement, the piggyback registration rights permit the holders of the covered shares to include such shares in a registration by the Company when and if the Company proposes to register any Common Stock under the Securities Act for sale to the public on a form that would also permit the registration of the covered shares (other that registrations on Form S-8 or S-4).

Alpha Computer Acquisition:

On March 30, 2000, the Company entered into an agreement and plan of merger for the merger of Alpha Computer Services, Inc. ("Alpha Computer"), a Florida corporation, with and into an indirect wholly owned subsidiary of the Company (the "Alpha Computer Acquisition"). The Alpha Acquisition closed on March 31, 2000, with Alpha Computer becoming an indirect wholly owned subsidiary of the Company. The acquisition will be accounted for as a purchase pursuant to Accounting Principles Board Statement No.16, "Business Combinations" ("APB 16") and the result of Alpha Computer operations will be included in the Company's 2000 consolidated statements of operation from the date of acquisition. Total consideration for the acquisition was the issuance of 3,100,000 shares of Grace stock. An additional 620,000 shares will be held in escrow until March 30, 2001, to benefit Grace in the event of any adverse claims arising out of the purchase of Alpha Computer

The Company has not determined how much goodwill will be recorded as a result of this transaction. Goodwill will be amortized on a straight-line basis over five years.

Line of Credit

The Company has a $2,000,000 line of credit with Regions Bank which matured on March 24, 2000. The line of credit was extended to September 24, 2000.

                                 EXHIBIT INDEX

Exhibit
-------
Number    Exhibit Title
------    -------------
2.1 Stock Purchase Agreement, dated May 5, 1999, by and among New Millennium Multimedia, Inc., Linda Key, John Youstin, Jr., Doug Corner and Eric Rannye.

2.2 Agreement and Plan of Merger, dated August 20, 1999, by and among New Millennium Multimedia, Inc., Grace Development, Inc., Grace Newco, Inc., Signal Compression, Inc. and the Individual Shareholders of New Millennium Multimedia, Inc. (filed as exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 28, 1999, and incorporated herein by reference).

2.3 Asset Purchase Agreement, dated November 8, 1999, by and among Rob Ballard and Sabrina Ballard d/b/a Northwest Georgia Internet, New Millennium Multimedia, Inc.

2.4 Agreement and Plan of Merger, dated January 20, 2000, by and among Avana Acquisition Sub, Inc., Grace Development, Inc., Web Wizard, Inc., O.E. "Randy" Ray and John Cavenaugh (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated January 31, 2000, and incorporated herein by reference).

2.5 Stock Exchange Agreement, dated as of February 15, 2000, by and among Grace Development, Inc., Avana Telecommunications Group, Inc., P.V. Tel. Inc. and the Shareholders of P.V. Tel. Inc. (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 24, 2000, and incorporated herein by reference).

2.6 Agreement and Plan of Merger, dated March 28, 2000, by and between Avana Acquisition Sub II, Inc., Grace Development, Inc., Alpha Computer Services, Inc., O.E. "Randy" Ray, Wendy Lewis and Richard Warren (filed as exhibit 2.3 to the Registrant's Current Report on Form 8-K dated March 30, 2000).

3.1       Articles of Incorporation of the Company.

3.2 Bylaws of the Company (filed as exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

10.1 Master Lease Agreement, dated as of May 21, 1999, between New Millennium Multimedia, Inc. and Ascend Credit Corporation (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

10.2 Wholesale Services Agreement, dated as of September 21, 1999, between New Millennium Multimedia, Inc. and Qwest Communications Corporation (filed as exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

10.3 ICG Authorized Distributor Agreement, dated September 28, 1999, by and between ICG Telecom Group, Inc. and New Millennium Multimedia, Inc. (filed as exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

10.4 Executive Employment Agreement, dated as of December 1, 1999, between Grace Development, Inc. and James Blanchard.

10.5 Employment Agreement, dated as of January 28, 2000, between and among Sharon S. Quaintance and Grace Development, Inc.

10.6 Employment Agreement, dated as of January 31, 2000, between and among O.E. "Randy" Ray and Avana Development Group, Inc.

10.7 Employment Agreement, dated as of January 31, 2000, between and among Wendy Lewis and Avana Development Group, Inc.

10.8      Employment Agreement, dated as of January 31, 2000, between and among
          R. Kenneth Merkey and Grace Development, Inc.

10.9 Employment Agreement, dated as of February 7, 2000, between and among Paul Reynolds and Grace Development, Inc.

10.10 Employment Agreement, dated as of February 7, 2000, between and among Joseph Buck and Grace Development, Inc.

10.11 Executive Employment Agreement, dated as of February 1, 2000, between Grace Development, Inc. and Benjamin Franklin Holcomb.

10.12 Executive Employment Agreement, dated as of March 1, 2000, between Grace Development, Inc. and with Dennis P. Werner.

10.13 Executive Employment Agreement, dated as of March 1, 2000, between Grace Development, Inc. and Scott H. Barber.

10.14 Separation Agreement, dated as of December 8, 1999, by and between Louis Friedman and Grace Development, Inc.

10.15 Separation Agreement, dated as of February 1, 2000, by and between Richard S. Granville, III and Grace Development, Inc.

10.16 Separation Agreement, dated March 23, 2000, by and between R. Kenneth Merkey and Grace Development, Inc.

10.17 Letter, dated April 3, 2000, amending the Employment Agreement, dated January 31, 2000, between and among O.E. "Randy" Ray and Avana Development Group, Inc.

10.18 Letter, dated April 3, 2000, amending the Employment Agreement, dated January 31, 2000, between and among Wendy Lewis and Avana Development Group, Inc.

10.19 Amended and Restated Executive Employment Agreement, dated April 14, 2000, between James M. Blanchard and Grace Development, Inc.

10.20 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement September 1997.
23.1      Consent of Smith & Radigan, Certified Public Accountants, LLC
27.1      Financial Data Schedule.