Form 10-K/A
period 1999-12-31
GRACE DEVELOPMENT INC
filed 2000-05-01
CIK 846899

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X    No
    ___      ___

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

   None of the following documents are incorporated by reference into the Form 10-K or this Form 10-K/A: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     This Amendment No. 1 to Form 10-K supplements and amends the Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), filed on April 14, 2000, of Grace Development, Inc., a Colorado corporation doing business as Avana Communications (the "Company"). Capitalized terms used and not otherwise defined herein have the meanings set forth in the Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

RESTRICTED SECURITIES AND REGISTRATION RIGHTS

     The text appearing in the Form 10-K under the caption "Restricted Securities and Registration Rights" is hereby amended and restated in its entirety as follows:

     General. As of the date of this Form 10-K, the public market for the Common Stock is limited. The Common Stock is listed on the Nasdaq Over-the-Counter Bulletin Board System. No prediction can be made as to the effect, if any, that future sales of shares of the Common Stock (including sales pursuant to Rule 144) or the availability of shares of Common Stock for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of Common Stock (including Common Stock issued upon the exercise of options or warrants or the conversion of convertible securities), or the perception that such sales could occur, could adversely affect prevailing market prices of the Common Stock and impair the Company's ability to obtain additional capital through the sale of equity securities. See "The market price of the Company's Common Stock may drop significantly when the restrictions on resale by many of the Company's existing stockholders lapse" under the caption "Factors That May Affect the Company's Business, Operating Results and Financial Condition, and the Price of the Common Stock."


     Restricted Securities. The Common Stock owned by "Affiliates" of the Company and the Common Stock that was issued in various private placements exempt from registration under the Securities Act are "restricted securities" under Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including exemptions contained in Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated with them in accordance with Rule 144) who has beneficially owned "restricted securities" (defined generally as securities acquired from the issuer or an Affiliate of the issuer in a transaction not involving a public offering) for at least one year (including the holding period of the previous owner of the securities, unless such previous owner was an Affiliate of the issuer) would be entitled to sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares of Common Stock or 1% of the average weekly trading volume of shares of Common Stock on the Over-the-Counter Bulletin Board System during the four calendar weeks preceding each such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company.

     Any person (or persons whose shares are aggregated with them in accordance with Rule 144) who is not deemed to have been an Affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned shares for at least two years (including any period of ownership of predecessor non-affiliated holders), would be entitled to sell the shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, notice requirements or public information requirements. An "Affiliate" of the Company is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or under common control with, the Company.

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

                                                                                 Affiliates and Non-
                                                                                 -------------------
                                                                                 Affiliates May Begin
                                                                                 --------------------
                                                                                 Trading Subject To
                                                                                 ------------------
                                                                                 Volume Limitations,
                                                                                 -------------------
                                                                                 Manner Of Sale,
                                                                                 ---------------
                                                                                 Notice And Public         Non-Affiliates May Trade
                                                                                 -----------------         ------------------------
         Block                                                                   Information Conditions    Without Restrictions
         -----                                                                   ----------------------    ------------------------

1.      35,886,751 shares of Common Stock held by former stockholders of New    September 28, 2000         September 28, 2001
        Millennium

2.      3,248,764 shares of Common Stock owned by Lucent                        September 28, 2000*        September 28, 2001*

3.      16,641,628 shares of Common Stock exchanged for shares of New           September 28, 2000*        September 28, 2001*
        Millennium common stock issued in the First Private Placement

4.      9,968,798 shares of Common Stock exchanged for shares of New            September 28, 2000*         September 28, 2001*
        Millennium common stock issued in the Second Private Placement

5.      1,762,554 shares of Common Stock issued in the WebWizard Acquisition    January 31, 2001           January 31, 2002

6.      2,150,000 shares of Common Stock issued in the P.V. Tel. Acquisition    February 24, 2001*         February 24, 2002*

7.      2,100,000 shares of Common Stock issued in the Third Private Placement  March 1, 2001              March 1, 2002

8.      1,000,000 shares of Common Stock issued to James M. Blanchard as        February 16, 2001          February 16, 2002
        compensation for prior services

9.      650,000 shares of Common Stock issued to Louis Friedman pursuant to     February 16, 2001          February 16, 2002
        his Separation Agreement

10.     3,100,000 shares of Common Stock issued in the Alpha Computer           March 31, 2001*            March 31, 2002*
        Acquisition

11.     3,000,000 shares of Common Stock issued in the Fourth Private           April 14, 2001*            April 14, 2002*
        Placement

____________
* The Company has granted registration rights to the holders of such shares which, if exercised, would permit such shares to become freely transferable upon the effectiveness of a registration statement under the Securities Act. See "Registration Rights."


     On March 30, 2000, the Company entered into an agency agreement with DotPlanet.com, Inc. pursuant to which DotPlanet.com will attempt to attract new customers for the Company's telecommunications, Internet and Web Hosting services in exchange for commissions payable in the form of warrants to purchase shares of the Company's Common Stock. The agreement provides for payment to DotPlanet.com of warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $4.50 per share, based on attracting new customers for the Company that generate certain monthly revenue targets.

     On April 14, 2000, the Company's board of directors approved a Finders Fee Agreement with One Up Ventures, LLC, an entity controlled by Louis Friedman, former Chairman of the Board of the Company, providing for the payment to One Up Ventures of 500,500 shares of

Common Stock in consideration of One Up Ventures' services in connection with the first closing under the Fourth Private Placement and up to 924,000 additional shares of Common Stock in connection with subsequent investments by Greenlight under the Fourth Private Placement.

     On April 14, 2000, the Company's board of directors also approved a form of consulting agreement between the Company and Louis Friedman, doing business as One Up Ventures or One Up Ventures Partners LP. Pursuant to the consulting agreement, One Up Ventures will provide various strategic consulting services for the Company, including arranging acquisitions, future financings and hiring of key employees, in exchange for fees to be agreed upon between the Company and Mr. Friedman on a case-by-case basis, payable in the form of Common Stock. The consulting agreement has a term of one year, subject to extension upon mutual agreement of the parties or early termination at the election of either party. The consulting agreement was executed as of April 14, 2000.

     In addition, on April 14, 2000, the Company's board of directors approved the issuance to One Up Ventures of shares of Common Stock as follows: (i) 336,000 shares of Common Stock in consideration of One Up Ventures' services in connection with the Third Private Placement, and (ii) 264,000 shares of the Company's Common Stock in consideration of One Up Ventures' services in connection with the recruiting and hiring of Benjamin F. Holcomb as the Company's Chairman and Chief Executive Officer.

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

     The following table sets forth the significant blocks of the Company's Common Stock that are subject to various types of registration rights. For a more detailed description of these rights, see the description of each such issuance set forth under the caption "Item 1. Business - Recent Company History" or "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Block                                                                                                  Registration Rights
        -----                                                                                                  -------------------
1.      16,808,918 shares of Common Stock exchanged for shares of New Millennium common stock issued in the    Piggyback
        First Private Placement

2.      9,968,798 shares of Common Stock exchanged for shares of New Millennium common stock issued in the     Piggyback
        Second Private Placement

3.      3,248,764 shares of Common Stock owned by Lucent                                                       Piggyback

4.      1,400,000 shares issued in the P.V. Tel. Acquisition                                                   Piggyback

5.      500,000 shares of Common Stock issued in the Alpha Computer Acquisition                                Piggyback

6.      3,000,000 shares of Common Stock issued in the Fourth Private Placement                                Demand and Piggyback

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The text of Item 8 of the Form 10-K is hereby amended and supplemented by adding thereto the following Report of Independent Accountants which is added to include a conformed signature which was inadvertently omitted from the Report of Independent Accountants that was filed with the Form 10-K.

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


                              /s/ Habif, Arogeti & Wynne, LLP

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The text of Item 10 of the Form 10-K is hereby amended and restated in its entirety as follows:

     The information presented under the caption "Item 1. Business -- Directors and Executive Officers of the Company" in Part I of the Form 10-K, is incorporated herein by reference.

     Pursuant to the Agreement and Plan of Merger, dated August 20, 1999, which governed the Grace Merger, the directors of New Millennium immediately prior to the Grace Merger (Louis Friedman, Richard S. Granville, III, Lee H. Silverstein, Peter A. Tierney and Ronald R. McCallum) became the initial directors of the Company immediately after the Grace Merger. Additionally, pursuant to an unwritten agreement among the parties to the Agreement and Plan of Merger, Jacob Barrocas, the sole director of Old Grace immediately prior to the Grace Merger and an affiliate of Signal Compression, Inc., the majority stockholder of Old Grace, remained a member of the Board of the Company immediately after the Grace Merger. James M. Blanchard was elected a director on September 30, 1999. Mr. Friedman resigned as Chairman of the Board on December 8, 1999. Mr. Granville and Mr. Baroccas resigned as directors on February 1, 2000. Mr. McCallum resigned as a director on February 28, 2000. Benjamin F. Holcomb was elected Chairman of the Board on February 18, 2000. As of the date of this Form 10-K/A, the Board of Directors of the Company consists of Mr. Holcomb (Chairman), Mr. Blanchard, Dr. Silverstein and Mr. Tierney.

  The Board of Directors intends to meet regularly each quarter and following each annual meeting of stockholders. Between September 28, 1999, and December 31, 1999, there were two meetings of the Board of Directors of the Company. On September 30, 1999, the Board adopted a resolution creating a standing Compensation Committee (the "Compensation Committee"). The Compensation Committee is authorized to set and approve the compensation (including salary, deferred compensation, bonuses, incentive compensation and all other types of compensation or remuneration) of executive officers and other employees of the Company receiving aggregate annual compensation in excess of $100,000. Members of the Compensation Committee are Mr. Tierney and Dr. Silverstein. Between September 28, 1999, and December 31, 1999, there were two meetings of the Compensation Committee. Since the Grace Merger, all directors have attended at least 75% of the meetings of the Board of Directors and the committees to which they were assigned.

  Pursuant to the Securities Purchase Agreement with Greenlight Capital, L.P. ("Greenlight"), which governed the Fourth Private Placement, Greenlight has the right to have a representative attend all meetings of the Company's Board of Directors and its committees until the Greenlight Note is repaid in full and the shares of Common Stock to which Greenlight is entitled have been registered with the SEC as contemplated in the Fourth Private Placement.

     In May 1999, an involuntary petition for bankruptcy under Chapter 7 of the Federal Bankruptcy Code was filed against Mr. Blanchard and Personal Solutions Group, Inc. ("Personal Solutions"), a company owned by Mr. Blanchard. The bankruptcy petition primarily resulted from Personal Solutions' default on certain borrowings that were personally guaranteed by Mr. Blanchard. Mr. Blanchard failed to timely respond to the involuntary petition, and an order granting relief under Chapter 7 was granted on July 27, 1999. On February 2, 2000, the Bankruptcy Court issued an order releasing Mr. Blanchard from all of his dischargeable debts and closing the bankruptcy case.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and owners of more than 10% of the Common Stock are required by regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

  Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons who were not required to file a Form 5 for 1999, the Company believes that all of its executive officers, directors and owners of more than 10% of the Common Stock complied with all Section 16(a) filing requirements applicable to them in 1999 with respect to transactions prior to and during 1999, with the exception of (i) the late filing of a Form 3 by Jacob Baroccas, a former director, for December 1997; (ii) the late filing of a Form 3 by Mr. Tierney, a director, for September 1999; (iii) the late filing of a Form 3 by M. Allen Weed, a beneficial owner of more than 10% of the Common Stock, for September 1999; and (iv) the late filing of a Form 5 by Mr. Granville, a former director and former Chief Executive Officer, for 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The text of Item 11 of the Form 10-K is hereby amended and restated in its entirety as follows:

Summary of Cash and Certain Other Compensation

  The following table shows the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, for the fiscal years ended December 31, 1998, and 1999, to the only person who served as the Company's CEO during 1999 (the "Named Executive Officer"). Information with respect to the Company's four other most highly compensated executive officers employed by the Company as of the end of 1999, and two additional individuals who were among the Company's five most highly compensated executive officers during 1999, but who were not employed by the Company as of the end of 1999, is omitted in accordance with SEC rules, as the total salary and bonus of each such person during 1999 was less than $100,000. Fiscal year 1998 consists of the period from October 6, 1998 (the date of inception of the Company's predecessor entity, New Millennium) until December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation           Long-Term Compensation
                                      ----------------------------  -------------------------------
                                                                             Awards         Payouts
                                                                    ----------------------  -------
 Name and                                               Other                    Securities
Principal Position                                      Annual      Restricted   Underlying              All Other
 as of                                                  Compen-        Stock      Options/    LTIP         Compen-
December 31, 1999               Year  Salary  Bonus     sation        Awards        SARs     Payouts        sation
------------------------------------------------------------------------------------------------------------------

Richard S. Granville, III       1999  $42,000      -          -      $86,000            -        -              -
Chief Executive Officer and     1998       -       -          -             -           -        -              -
 Director(1)

____________________

(1) Mr. Granville served as Chief Executive Officer and a director of New Millennium from October 6, 1998, until September 28, 1999. He served as Chief Executive Officer and a director of the Company from September 28, 1999 to February 1, 2000. The amount appearing in the "Salary" column for Mr. Granville represents approximately $42,000 in cash paid to Mr. Granville for services rendered as the Company's Chief Executive Officer. The amount appearing under the "Restricted Stock Awards" column for Mr. Granville represents 190,000 shares of common stock of New Millennium awarded to Mr. Granville on April 27, 1999, which had a fair market value of approximately $86,000 on the date of grant (based on an independent appraisal that valued the shares of New Millennium common stock at $0.45 per share on April 30, 1999, which took into account, among other things, the restrictions on transfer and holding periods applicable to such shares).


Compensation of Directors

  Employee directors of the Company are not paid for their service on the Board of Directors or any Board committee. The Company does not currently have in place any standard arrangements pursuant to which non-employee directors are compensated for any services provided as a director. On February 16, 2000, the Board of Directors approved a grant of 50,000 shares of unregistered Common Stock to each of Jacob Barrocas, Peter A. Tierney and Dr. Lee H. Silverstein as compensation for services rendered to the Company in their capacities as non-employee members of the Board of Directors from September 28, 1999, to February 16, 2000. It is expected that the Board of Directors will adopt a compensation plan for non-employee directors, consisting of an annual retainer and meeting fees, prior to the 2000 Annual Meeting of Shareholders.

Certain Agreements With Directors and Executive Officers

     The Corporation has entered into certain agreements with the following directors, former directors and the Named Executive Officer since the beginning of 1999.

Separation Agreement and Consulting Agreement with Louis Friedman
-----------------------------------------------------------------

     From September 28, 1999, until he resigned on December 8, 1999, Mr. Friedman served as Chairman of the Board of the Company.

     In connection with Mr. Friedman's resignation, on December 8, 1999, Mr. Friedman and the Company entered into a Separation Agreement (the "Friedman Separation Agreement"), which provides for the Company to (i) pay One Up Studios, LLC, an affiliate of Mr. Friedman, $20,000 as a fee for consulting services previously rendered to the Company by Mr. Friedman; (ii) issue 650,000 shares of Common Stock, which had a fair market value of $260,000 on February 16, 2000, the date the grant was approved by the Board of Directors, to Mr. Friedman in consideration of his resignation as Chairman and his execution of the Friedman Separation Agreement (the fair market value of such shares was based on an independent appraisal that valued the shares of Common Stock of the Company at $0.40 per share on January 31, 2000, which took into account, among other things, the restrictions on transfer and holding periods applicable to such shares); and (iii) pay to Mr. Friedman cash in an amount necessary to defray Mr. Friedman's actual income tax liability incurred in connection with the issuance of the 650,000 shares, up to a maximum total payment of $150,000. Additionally, the Friedman Separation Agreement provides that Mr. Friedman is not entitled to any other payments or benefits from the Company for his prior services, that Mr. Friedman will not disclose any of the Company's confidential information to any third party and that Mr. Friedman will not solicit or employ any person who is an employee or independent contractor of the Company

     On April 14, 2000, the Company's board of directors approved (i) a form of consulting agreement between the Company and Mr. Friedman, doing business as One Up Ventures or One Up Ventures Partners LP (the "Friedman Consulting Agreement"); and (ii) a Finders Agreement (the "Friedman Finders Agreement") among the Company, One Up Ventures and Greenlight Capital, Inc. Pursuant to the Friedman Consulting Agreement, One Up Ventures will provide various strategic consulting services to the Company, including arranging acquisitions, future financings and hiring of key employees, in exchange for fees to be agreed upon between the Company and Mr. Friedman on a case-by-case basis, payable in the form of Common Stock. The Friedman Consulting Agreement has a term of one year, subject to extension upon mutual agreement of the parties or early termination at the election of either party. The Friedman Consulting Agreement was executed as of April 14, 2000.

     Also on April 14, 2000, the Company's Board of Directors approved the following payments to One Up Ventures: (i) 336,000 shares of Common Stock in consideration of prior services rendered by Mr. Friedman in connection with the Third Private Placement; (ii) 264,000 shares of Common Stock in consideration of prior services rendered by Mr. Friedman in connection with the Company's employment of Benjamin F. Holcomb; and (iii) pursuant to the Finders Agreement, 500,500 shares of Common Stock in consideration of prior services rendered by Mr. Friedman in connection with the first closing in the Fourth Private Placement and up to 924,000 additional shares of Common Stock in connection with subsequent investments by Greenlight in the Fourth Private Placement.

Separation Agreement with Richard S. Granville, III
---------------------------------------------------

     Mr. Granville served as the Chief Executive Officer and a director of New Millennium from its inception on October 6, 1998, until the Grace Merger on September 28, 1999. From September 28, 1999, until he resigned on February 1, 2000, Mr. Granville served as Chief Executive Officer and a Director of the Company. Between June 1999 and December 31, 1999, Mr. Granville received approximately $42,000 in cash pursuant to an unwritten agreement with the Company for services rendered as the Company's Chief Executive Officer. On April 27, 1999, the Board of Directors of New Millennium granted Mr. Granville 190,000 shares of common stock of New Millennium, which had a fair market value of approximately $86,000 on that date (based on an independent appraisal that valued the shares of New Millennium common stock at $0.45 per share on April 30, 1999, which took into account, among other things, the restrictions on transfer and holding periods applicable to such shares.)

     In connection with Mr. Granville's resignation, on February 1, 2000, Mr. Granville and the Company entered into a Separation Agreement (the "Granville Separation Agreement"), which provides that, in consideration for his past services, his resignation and his execution of the Granville Separation Agreement, the Company is to pay Mr. Granville two cash severance payments of $50,000 each on March 1, 2000, and June 1, 2000. Additionally, the Granville Separation Agreement provides that Mr. Granville is not entitled to any other payments or benefits from the Company, that Mr. Granville will not disclose any of the Company's confidential information to any third party and that Mr. Granville will not solicit or employ any person who is an employee or independent contractor of the Company.


Amended and Restated Employment Agreement with James M. Blanchard
-----------------------------------------------------------------

     Mr. Blanchard served as a consultant to New Millennium from June 1999 until September 28, 1999. On September 30, 1999, Mr. Blanchard was elected a Director and President of the Company. Between June 1999 and December 31, 1999, Mr. Blanchard received approximately $33,000 in cash pursuant to an unwritten agreement with the Company for services rendered to the Company as an independent consultant. On July 29, 1999, the Board of Directors of New Millennium granted Mr. Blanchard 5,000 shares of common stock of New Millennium, which had a fair market value of $16,000 on that date (based on the price of $3.20 per share of New Millennium common stock in the First Private Placement which took place during July 1999).

     On April 14, 2000, the Company amended and restated an employment agreement with Mr. Blanchard (the "Blanchard Employment Agreement"), replacing an original agreement that was ratified by the board of directors on February 16, 2000. The Blanchard Employment Agreement provides that Mr. Blanchard will be employed as a member of the Company's Board of Directors and as its President for an initial term beginning December 1, 1999, and expiring on December 31, 2001. The Blanchard Employment Agreement may be extended for an additional one-year period on each anniversary of the effective date if both parties agree that it should be extended. Additionally, the Blanchard Employment Agreement will not expire prior to the expiration of 12 months after the occurrence of a Change in Control (as defined in the Blanchard Employment Agreement) of the Company. Pursuant to the Blanchard Employment Agreement, Mr. Blanchard is entitled to (i) a base salary of $180,000 per year; and (ii) a special bonus equal to $180,000, payable within ten days following the end of the Company's 2000 fiscal year if Mr. Blanchard achieves certain performance objectives. The Blanchard Employment Agreement also awarded Mr. Blanchard a stock grant of: (i) 1,000,000 shares to be issued to Mr. Blanchard promptly following execution and delivery of the Blanchard Employment Agreement as compensation for services rendered to the Company from September 30, 1999, to February 16, 2000, by Mr. Blanchard, with the understanding that the Company would loan to Mr. Blanchard an amount sufficient to pay the withholding taxes payable with respect to the issuance of the 1,000,000 shares of Common Stock; and (ii) an additional 1,000,000 shares of Common Stock, to be issued on a contingent basis, with the understanding that such additional 1,000,000 shares of Common Stock will vest on November 30, 2000, if Mr. Blanchard is still employed by the Company on that date, or upon the termination of Mr. Blanchard's employment with the Company if his employment is terminated other than (a) for Cause (as defined in the Blanchard Employment Agreement) or (b) upon voluntary resignation without Good Reason (as defined in the Blanchard Employment Agreement). The purpose of the grant of the additional 1,000,000 shares was to provide Mr. Blanchard with an inducement to remain employed by the Company and as further compensation for services to be rendered by him after execution and delivery of the Blanchard Employment Agreement. Additionally, pursuant to the Blanchard Employment Agreement, Mr. Blanchard is entitled to all benefits and conditions of employment provided by the Company to its executive officers, including insurance, participation in the Company's vacation policy, and participation in (except during the first year of the Blanchard Employment Agreement) any stock option or incentive compensation plans, pension, profit sharing or other retirement plans. Mr. Blanchard is to be reimbursed for all reasonable out-of-pocket business expenses incurred by him in the direct performance of his duties during his employment with the Company. The Blanchard Employment Agreement also provides that Mr. Blanchard will not (i) disclose any of the Company's confidential information for two years following the termination of his employment; (ii) compete with the Company while employed by the Company; or (iii) solicit or employ any person who is an employee or independent contractor of the Company for a period of one year following the termination of his employment.


     The Company may terminate Mr. Blanchard's employment at any time for Cause or without Cause, and Mr. Blanchard may terminate his employment with the Company at any time without Good Reason or, within one year following a Change in Control of the Company, for Good Reason. If Mr. Blanchard's employment with the Company is terminated by the Company for Cause or by Mr. Blanchard without Good Reason, the Company will pay to Mr. Blanchard all accrued compensation and any then non-vested restricted stock (including the additional 1,000,000 shares of Common Stock granted pursuant to the Blanchard Employment Agreement) or stock options will be canceled.

     If Mr. Blanchard's employment with the Company is terminated by the Company due to Mr. Blanchard's disability or death, the Company shall pay to Mr. Blanchard all accrued compensation. Any outstanding incentive awards, restricted stock, performance shares or units, stock options, warrants and stock appreciation rights granted to Mr. Blanchard will become immediately exerciseable and 100% vested.

     If Mr. Blanchard's employment with the Company is terminated by the Company without Cause or by Mr. Blanchard for Good Reason within one year following a Change in Control of the Company, Mr. Blanchard will be entitled to the following: (i) the Company will pay Mr. Blanchard all accrued compensation;
(ii) the Company will pay Mr. Blanchard, as severance pay and in lieu of any further compensation for periods subsequent to the termination date, an amount in cash equal to one times his base salary; (iii) for twelve months the Company will continue to provide Mr. Blanchard and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits generally made available to the Company's executive officers, provided that the Company's obligation with respect to the foregoing benefits will be reduced to the extent that Mr. Blanchard obtains any such benefits pursuant to a subsequent employer's benefit plans; (iv) any outstanding incentive awards, restricted stock, performance shares or units, stock options, warrants and stock appreciation rights granted to Mr. Blanchard will become immediately exerciseable and 100% vested; and (v) the Company will for a 12 month period following the termination date provide Mr. Blanchard with office space and secretarial assistance the same as or comparable to that provided to Mr. Blanchard immediately prior to the termination date.

     On April 14, 2000, the Company accepted a promissory note from Mr. Blanchard in the amount of $141,800, which bears interest at a rate of 6.46% per year, to cover the income tax withholding obligation associated with the initial 1,000,000 shares of Common Stock granted pursuant to the Blanchard Employment Agreement (the "Blanchard Note"). On November 30, 2000, if Mr. Blanchard has not been terminated for Cause (as defined in the Blanchard Employment Agreement) or voluntarily resigned without Good Reason (as defined in the Blanchard Employment Agreement) the Company will forgive 50% of the principal and accrued interest then payable under the Blanchard Note. Mr. Blanchard will be obligated to pay the remaining 50% of principal and accrued interest then payable under the Blanchard Note.

Agreements with Ronald R. McCallum
----------------------------------

     Mr. McCallum served as an independent consultant to New Millennium from March 1, 1999 until June 11, 1999. He served as Chief Financial Officer and a director of New Millennium from June 11, 1999, until September 28, 1999. He served as Chief Financial Officer and Secretary and a director of the Company from September 30, 1999, until February 28, 2000. Between March 1999 and December 31, 1999, pursuant to unwritten agreements with New Millennium and the

Company, Mr. McCallum received approximately $43,000 in cash for services rendered as Chief Financial Officer and Secretary and approximately $13,000 for services rendered as an independent consultant. On April 27, 1999, the Board of Directors of New Millennium granted Mr. McCallum 20,000 shares of common stock of New Millennium, which had a fair market value of approximately $9,000 on that date (based on an independent appraisal that valued the shares of New Millennium common stock at $0.45 per share on April 30, 1999, which took into account, among other things, the restrictions on transfer and holding periods applicable to such shares).

Executive Employment Agreement with Benjamin F. Holcomb
-------------------------------------------------------

     On February 1, 2000, Mr. Holcomb entered into an Executive Employment Agreement with the Company (the "Holcomb Employment Agreement"), which provides for Mr. Holcomb to be employed as the Company's Chairman and Chief Executive Officer for a period of two years beginning on February 18, 2000, the date the Board of Directors approved the Holcomb Employment Agreement. The Holcomb Employment Agreement will be extended automatically for an additional two year term unless either party gives written notice to the other party not to extend the term at least 90 days prior to the end of the first term. Additionally, the Holcomb Employment Agreement will not terminate prior to the end of 24 months after the occurrence of a Change in Control (as defined in the Holcomb Employment Agreement) of the Company. Mr. Holcomb is entitled to receive: (i) a base salary of $240,000 during the first year of his employment and $295,000 during the second year of his employment; (ii) a special bonus equal to $240,000, payable on the first anniversary of his employment; and (iii) if Mr. Holcomb achieves certain performance objectives set by the Board of Directors within the first year, an incentive bonus as determined by the Board of Directors. Additionally, the Company agreed to grant to Mr. Holcomb options to purchase 4,500,000 shares of Common Stock, exerciseable at $0.35 per share pursuant to a stock option plan to be adopted by the Company's Board of Directors when such plan is adopted. One-third of the stock options vest and become exerciseable immediately on the date of grant and one-third of the stock options will vest on each subsequent anniversary of the date of the grant until all such options are fully vested. The stock options will remain exerciseable for ten years following the date of grant. In the event Mr. Holcomb is required to pay income taxes with respect to his receipt of such options (and prior to their exercise), the Company will loan him an amount equal to such tax until such time as Mr. Holcomb exercises the options. The loan will be repaid pro rata as the options are exercised. Additionally, Mr. Holcomb is entitled to all benefits and conditions of employment provided by the Company to its executive officers, including, without limitation, insurance, participation in the Company's vacation policy, and participation in (except during the first two-year term of the Holcomb Employment Agreement) any stock option or incentive compensation plans, pension, profit sharing or other retirement plans. Mr. Holcomb will be reimbursed for all reasonable out-of-pocket business expenses incurred by him in the direct performance of his duties during his employment with the Company. The Holcomb Employment Agreement also provides that Mr. Holcomb will not (i) disclose any of the Company's confidential information for two years following the termination of his employment; (ii) compete with the company while employed by the Company; or (iii) solicit or employ any person who is an employee or independent contractor of the Company for one year following the termination of his employment.

     The Company may terminate Mr. Holcomb's employment at any time for Cause or without Cause, and Mr. Holcomb may terminate his employment with the Company at any time without Good Reason or, at anytime within one year of a Change of Control (as defined in the Holcomb Employment Agreement") of the Company, with Good Reason. If Mr. Holcomb's employment with the Company is terminated by the Company for Cause or by Mr. Holcomb without Good Reason, the Company will pay to Mr. Holcomb all accrued compensation and any then non-vested restricted stock or stock options will be canceled.

     If Mr. Holcomb's employment with the Company is terminated by the Company due to Mr. Holcomb's disability or death, the Company will pay to Mr. Holcomb all accrued compensation. Any outstanding incentive awards, restricted stock, performance shares or units, stock options, warrants and stock appreciation rights granted to Mr. Holcomb will become immediately exerciseable and 100% vested.

     If Mr. Holcomb's employment with the Company is terminated by the Company without Cause or by Mr. Holcomb for Good Reason within one year following a Change in Control of the Company, Mr. Holcomb will be entitled to the following:
(i) the Company will pay Mr. Holcomb all accrued compensation; (ii) the Company will pay Mr. Holcomb, as severance pay and in lieu of any further compensation for periods subsequent to the termination date, an amount in cash equal to two times his annual base salary; (iii) for 24 months the Company will continue to provide Mr. Holcomb and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits generally made available to the Company's executive officers at any time during the 90-day period prior to the termination date or at any time thereafter, provided that the Company's obligation with respect to the foregoing benefits will be reduced to the extent that Mr. Holcomb obtains any such benefits pursuant to a subsequent employer's benefit plans; (iv) any outstanding incentive awards, restricted stock, performance shares or units, stock options, warrants and stock appreciation rights granted to Mr. Holcomb will become immediately exerciseable and 100% vested; (v) any excise tax incurred by Mr. Holcomb by reason of any "excess parachute payment," because of a Change in Control of the Company will be paid by the Company as well as any other extraordinary tax incurred because of a similar event; and (vi) the Company will, at its sole expense, provide Mr. Holcomb with office space and secretarial assistance the same or comparable to that provided immediately prior to the termination date for a 24 month period following the termination date.

Definition of Change in Control, Cause and Good Reason
------------------------------------------------------

     In the Holcomb Employment Agreement and the Blanchard Employment Agreement, the terms Change in Control, Cause and Good Reason are defined as follows:

     Change in Control.  A "Change in Control" includes the following events:
(i) a majority of the directors of the Company were not nominated or appointed by the Company's Board of Directors; (ii) a majority of the outstanding voting power of the Company is acquired or beneficially owned by any person or group; or (iii) there shall have occurred: (A) a merger or consolidation of the Company with or into another unrelated corporation; (B) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property; (C) the sale or other disposition of all or substantially all of the assets of the Company; or (D) the liquidation or dissolution of the Company; unless more than 25% of the voting stock of the surviving entity is beneficially owned by the employee or a group that includes the employee.

     Cause. A termination of employment is for "Cause" if the employee has been convicted of a felony or a felony prosecution has been brought against the employee or if the termination is evidenced by a resolution adopted in good faith by two-thirds of the Company's Board of Directors that the employee (ii) intentionally and continually failed substantially to perform his reasonably assigned duties (other than a failure resulting from incapacity due to physical or mental illness or from the assignment of duties that would constitute "Good Reason") which failure continued for a period of at least thirty days after written notice was delivered to the employee, or (iii) intentionally engaged in illegal conduct or gross misconduct which results in material economic harm to the Company.

     Good Reason. "Good Reason" means a good faith determination by the employee that any one or more of the following events has occurred without the employee's consent: (i) the assignment to the employee of any duties inconsistent with the employee's position and duties on the date the agreement was executed; (ii) a reduction of the employee's base salary; (iii) any failure to pay the employee any compensation or benefits to which he is entitled within five days of the date due; (iv) requiring the employee to be based anywhere other than within fifty miles of the employee's job location on the date the agreement was executed; (v) a materially adverse reduction in the physical conditions under which the employee performs his employment duties; (vi) the insolvency of the Company or the filing of a voluntary or involuntary petition for bankruptcy of the Company; (vii) any purported termination of the employee's employment for Cause by the Company which does not comply with the terms of definition of Cause; or (viii) any breach by the Company of any provision of the employment agreement.

                             Stock Options and SARs

     During 1999, no grants of options or SARs were made to the Named Executive Officer. Accordingly, the "Option/SAR Grants in Last Fiscal Year" table has been omitted in accordance with SEC rules.


                       Option/SAR Exercises and Holdings

     During 1999, the Named Executive Officer did not exercise any options or SARs, and did not own any unexercised options or SARs. Accordingly, the "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" table has been omitted in accordance with SEC rules.


                           Long-Term Incentive Awards

     During 1999, no awards of performance shares or performance-based restricted stock were made to the Named Executive Officer. Accordingly, the "Long-Term Incentive Plans - Awards in Last Fiscal Year" table has been omitted in accordance with SEC rules.

                                 Pension Plans

  Presently, the Company does not have any defined benefit or actuarial plans under which benefits are determined by final compensation and years of service. Accordingly, the "Pension Plans Table" has been omitted in accordance with SEC rules.

          Compensation Committee Interlocks and Insider Participation

  The Compensation Committee is composed of Mr. Tierney and Dr. Silverstein. No member of the Compensation Committee had relationships, or engaged in transactions, with the Company during 1999 of the type required to be disclosed under the caption "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The text of Item 12 of the Form 10-K is hereby amended and restated in its entirety as follows:

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

  The following table shows, as of April 14, 2000 (unless otherwise indicated), the direct and indirect beneficial ownership of Common Stock by: each director; the Named Executive Officer; all directors and executive officers of the Company as a group; and all persons beneficially owning more than 5% of the outstanding Common Stock.

                                Sole Voting and                             Aggregate
                                   Investment                               Percentage
        Name                       Power (1)         Other      Total        Owned(2)
---------------------------------------------------------------------------------------
Benjamin F. Holcomb                  1,500,000(3)       -      1,500,000       1.70%

James M. Blanchard                   2,331,507          -      2,331,507       2.65

Dr. Lee H. Silverstein               2,354,244     30,000(4)   2,384,244       2.71

Peter A. Tierney                       132,603          -        132,603

Richard S. Granville, III (5)       14,659,000          -     14,659,000      16.63
5326 Point South Drive
Gainesville, Georgia 30504

M. Allen Weed (6)                   11,138,618          -     11,138,618      12.64
7395 Glenmore Way
Suwanee, Georgia 30029

All Directors and Executive
Officers as a Group
(12 persons).........               6,409,070     30,000      6,439,070       7.31

_______________

  (1) Includes shares held in fiduciary capacities.
  (2) Except as indicated, each person or group beneficially owns less than 1% of the outstanding Common Stock.
  (3) Consists of an aggregate 1,500,000 shares that may be acquired by Mr. Holcomb within 60 days pursuant to vested options to acquire shares of Common Stock granted pursuant to his employment agreement.
  (4) Consists of shares held in trust for the benefit of certain relatives. These shares may be deemed to be beneficially owned under the rules and regulations of the Securities and Exchange Commission (the "SEC"), but the inclusion of such shares in the table does not constitute an admission of beneficial ownership.
  (5) As reported in a Form 5, filed February 16, 2000, Mr. Granville was the direct beneficial owner of 14,659,000 shares of Common Stock on December 31, 1999.
  (6) As reported in a Schedule 13D, dated September 28, 1999, Mr. Weed beneficially owns 11,138,618 shares of Common Stock. Mr. Weed reported that he exercises sole voting and investment power with respect to all such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The text of Item 13 is hereby amended and restated in its entirety as follows:

Certain Relationships and Related Transactions

     From September 30, 1999, to February 16, 2000, while serving as President and a director of the Company, Mr. Blanchard continued to be compensated as an independent consultant to the Company. His total compensation from the Company during that time period was: (i) approximately $38,000 in cash paid for services rendered as an independent contractor; and (ii) pursuant to the Blanchard Employment Agreement, 1,000,000 shares of Common Stock, which had a fair market value of $400,000 on the date they were granted (based on an independent appraisal, which valued the shares of the Company's Common Stock at $0.40 per share on January 31, 2000, which took into account, among other things, the restrictions on transfer and holding periods applicable to such shares), for services rendered as an employee.



     On April 14, 2000, the Company accepted a promissory note in the amount of $141,800 from Mr. Blanchard to cover the income tax withholding obligation associated with 1,000,000 shares of Common Stock granted to him pursuant to the Blanchard Employment Agreement. The promissory note bears interest at a rate of 6.46% per year and, if not earlier prepaid, matures on the earlier to occur of
(i) the termination of Mr. Blanchard's employment or (ii) December 31, 2000.



     On April 14, 2000, the Company's board of directors approved a Finders
Fee Agreement with One Up Ventures, LLC, an entity controlled by Louis Friedman, former Chairman of the Board of the Company, providing for the payment to One Up Ventures of 500,500 shares of Common Stock in consideration of One Up Ventures' services in connection with the first closing under the Fourth Private Placement and up to 924,000 additional shares of Common Stock in connection with subsequent closings under the Fourth Private Placement. On April 14, 2000, the Company's board of directors also approved a form of consulting agreement between the Company and Louis Friedman, doing business as One Up Ventures or One Up Ventures Partners LP. Pursuant to the consulting agreement, One Up Ventures will provide various strategic consulting services for the Company, including arranging acquisitions, future financings and hiring of key employees, in exchange for fees to be agreed upon between the Company and Mr. Friedman on a case-by-case basis, payable in the form of Common Stock. The consulting agreement has a term of one year, subject to extension upon mutual agreement of the parties or early termination at the election of either party. The consulting agreement was executed as of April 14, 2000. In addition, on April 14, 2000, the Company's board of directors approved the issuance to One Up Ventures of shares of Common Stock as follows: (i) 336,000 shares of Common Stock in consideration of One Up Ventures' services in connection with the Third Private Placement, and
(ii) 264,000 shares of Common Stock in consideration of One Up Ventures' services in connection with the recruiting and hiring of Benjamin F. Holcomb as the Company's Chairman and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GRACE DEVELOPMENT, INC.
                                 (Registrant)


Date: May 1, 2000                By:  /s/ Benjamin F. Holcomb
                                      -----------------------
                                      Benjamin F. Holcomb
                                      Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:  /s/ Benjamin F. Holcomb                 By:  /s/ Peter A. Tierney
     -----------------------                      --------------------
     Benjamin F. Holcomb                          Peter A. Tierney
     Chairman and Chief Executive Officer         Director

By:  /s/ James M. Blanchard                  By:  /s/ James C. Foregger
     ----------------------                       ---------------------
     James M. Blanchard                           James C. Foregger
     Director; President                          Director of Finance
                                                  (principal financial officer)

By:  /s/ Dr. Lee H. Silverstein              By:  /s/ Wendy L. Squires
     --------------------------                   --------------------
     Dr. Lee H. Silverstein                       Wendy L. Squires
     Director                                     Controller
                                                  (principal accounting officer)

                                 EXHIBIT INDEX
                                 -------------

    Exhibit
    -------
    Number     Exhibit Title
    -------    -------------

    2.1 Stock Purchase Agreement, dated May 5, 1999, by and among New Millennium Multimedia, Inc., Linda Key, John Youstin, Jr., Doug Corner and Eric Rannye.*

    2.2 Agreement and Plan of Merger, dated August 20, 1999, by and among New Millennium Multimedia, Inc., Grace Development, Inc., Grace Newco, Inc., Signal Compression, Inc. and the Individual Shareholders of New Millennium Multimedia, Inc. (filed as exhibit
               2.1 to the Registrant's Current Report on Form 8-K dated September 28, 1999, and incorporated herein by reference).

    2.3 Asset Purchase Agreement, dated November 8, 1999, by and among Rob Ballard and Sabrina Ballard d/b/a Northwest Georgia Internet, New Millennium Multimedia, Inc.*

    2.4 Agreement and Plan of Merger, dated January 20, 2000, by and among Avana Acquisition Sub, Inc., Grace Development, Inc., Web Wizard, Inc., O.E. "Randy" Ray and John Cavenaugh (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated January 31, 2000, and incorporated herein by reference).

    2.5 Stock Exchange Agreement, dated as of February 15, 2000, by and among Grace Development, Inc., Avana Telecommunications Group, Inc., P.V. Tel. Inc. and the Shareholders of P.V. Tel. Inc. (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 24, 2000, and incorporated herein by reference).

    2.6 Agreement and Plan of Merger, dated March 28, 2000, by and between Avana Acquisition Sub II, Inc., Grace Development, Inc., Alpha Computer Services, Inc. O.E. "Randy" Ray, Wendy Lewis and Richard Warren (filed as exhibit 2.3 to the Registrant's Current Report on Form 8-K dated March 30, 2000).

    3.1        Articles of Incorporation of the Company.*

    3.2 Bylaws of the Company (filed as exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q5B for the quarter ended September 30, 1999, and incorporated herein by reference).

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

    10.4 Executive Employment Agreement, dated as of December 1, 1999, between Grace Development, Inc. and James Blanchard.*

    10.5 Employment Agreement, dated as of January 28, 2000, between and among Sharon S. Quaintance and Grace Development, Inc.*

    10.6 Employment Agreement, dated as of January 31, 2000, between and among O.E. "Randy" Ray and Avana Development Group, Inc.*

    10.7 Employment Agreement, dated as of January 31, 2000, between and among Wendy Lewis and Avana Development Group, Inc.*

    10.8 Employment Agreement, dated as of January 31, 2000, between and among R. Kenneth Merkey and Grace Development, Inc.*

    10.9 Employment Agreement, dated as of February 7, 2000, between and among Paul Reynolds and Grace Development, Inc.*

    10.10 Employment Agreement, dated as of February 7, 2000, between and among Joseph Buck and Grace Development, Inc.*

    10.11 Executive Employment Agreement, dated as of February 1, 2000, between Grace Development, Inc. and Benjamin Franklin Holcomb.*

    10.12 Executive Employment Agreement, dated as of March 1, 2000, between Grace Development, Inc. and with Dennis P. Werner.*

    10.13 Executive Employment Agreement, dated as of March 1, 2000, between Grace Development, Inc. and Scott H. Barber.*

    10.14 Separation Agreement, dated as of December 8, 1999, by and between Louis Friedman and Grace Development, Inc.*

    10.15 Separation Agreement, dated as of February 1, 2000, by and between Richard S. Granville, III and Grace Development, Inc.*

    10.16 Separation Agreement, dated March 23, 2000, by and between R. Kenneth Merkey and Grace Development, Inc.*

    10.17 Letter, dated April 3, 2000, amending the Employment Agreement, dated January 31, 2000, between and among O.E. "Randy" Ray and Avana Development Group, Inc.*

    10.18 Letter, dated April 3, 2000, amending the Employment Agreement, dated January 31, 2000, between and among Wendy Lewis and Avana Development Group, Inc.*

    10.19 Amended and Restated Executive Employment Agreement, dated April 14, 2000, between James M. Blanchard and Grace Development, Inc. (refiled herewith to correct a typographical error)

    10.20 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement, dated September 1997.*

    10.21 Consulting Agreement, dated April 14, 2000, by and between Grace Development, Inc. and OneUp Ventures LLC.

    21.1       Subsidiaries of the Company.*

    23.1       Consent of Smith & Radigan, Certified Public Accountants,
               LLC*

    27.1       Financial Data Schedule.*

-------------
*      Previously filed with the Form 10-K on April 14, 2000.