Form 10-Q
period 2000-03-31
GRACE DEVELOPMENT INC
filed 2000-05-22
CIK 846899

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 2000
                                   --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________



                        Commission file number: 025582


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



                                Not Applicable
                    (Former Name, Former Address and Former
                  Fiscal Year, if Changed Since Last Report)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ___
                                              ---

     As of April 30, 2000, there were 87,283,457 shares of the registrant's common stock, no par value, outstanding.

                            GRACE DEVELOPMENT, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I..............................................................................................     2
     ITEM 1. FINANCIAL STATEMENTS...................................................................     2
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    18
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................    26
PART II.............................................................................................    27
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................    27
SIGNATURES..........................................................................................    28
EXHIBIT INDEX.......................................................................................   E-1

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

During the first quarter of 2000, the Company completed the following significant acquisitions: (i) the acquisition of WebWizard, Inc. on January 31, 2000; (ii) the acquisition of PVTel, Inc. on February 24, 2000; and (iii) the acquisition of Alpha Computer Services, Inc. on March 31, 2000. The financial position and results of operations of each of these entities is required to be incorported into the Company's consolidated financial statements for the first quarter of 2000. This consolidation proved to be exceptionally problematic and time consuming due to the fact that none of these entities had been subject to an audit by independent auditors prior to their acquisition by the Company and the fact that each of these entities uses a different automated accounting system. For these reasons, prior to the deadline for filing this Form 10-Q, the Company's independent public accountant was unable to complete its review of Consolidated Financial Statements included herein, as required by rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. The Company will file an amendment to this Form 10-Q as soon as practicable after its independent public accountant has completed the required review.


                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,     December 31,
                                                                                          2000           1999
                                                                                      -------------  -------------
                                                                                       (Unaudited)     (Audited)
ASSETS:
     Cash and cash equivalents                                                          $   100,063    $   102,481
     Restricted cash                                                                         50,000              -
     Investment in certificates of deposit                                                3,700,000      3,700,000
     Accounts receivable, net of allowance for doubtful accounts of $88,756 at              698,609         56,458
          March 31, 2000, and $10,500 at December 31, 1999
     Inventory                                                                               68,126              -
     Prepaid expenses and other assets                                                      136,711        156,599
     Officer advances                                                                        98,633         25,012
                                                                                      -------------  -------------
               Total current assets                                                       4,852,142      4,040,550

     Property and equipment
          Leasehold improvements                                                            116,389         45,468
          Furniture and fixtures                                                            127,672         84,949
          Equipment and software                                                          7,686,338      2,530,895
                                                                                      -------------  -------------
                                                                                          7,930,399      2,661,312
          Less:  Accumulated depreciation and amortization                                 (543,178)      (263,423)
                                                                                      -------------  -------------
                                                                                          7,387,221      2,397,889

     Other assets:
          Goodwill and other intangibles, net of amortization of $169,326 at              5,786,046        600,547
          March 31, 2000, and $75,931 at December 31, 1999
          Notes receivable - related party                                                  450,000        434,500
          Advances to acquisition candidates                                                      -         50,000
          Loan origination fees                                                             100,820              -
          Other non-current assets                                                          148,722         75,329
                                                                                      -------------  -------------
               Total assets                                                             $18,724,952    $ 7,598,815
                                                                                      =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Accounts payable                                                                   $ 2,648,729    $   360,532
     Deferred revenues                                                                      183,339        141,930
     Accrued compensation - officers and directors                                          448,580        676,666
     Accrued liabilities                                                                    816,874        218,182
     Lines of credit                                                                      4,382,172      3,074,339
     Senior note payable                                                                    630,000              -
     Current portion of obligations under capital lease                                   1,631,941        735,170
     Current portion of long-term debt                                                      214,319              -
                                                                                      -------------  -------------
               Total current liabilities                                                 10,955,955      5,206,819

     Obligations under capital leases, net of current portion                             4,418,779      1,237,634
     Long term debt, net of current portion                                                 250,015              -
                                                                                      -------------  -------------
                                                                                         15,624,749      6,444,453
                                                                                      -------------  -------------
     Stockholders' equity
          Grace Common Stock, no par value; 800,000,000                                   8,970,517      4,270,195
           shares authorized; 84,133,457 shares issued and outstanding at March 31, 2000; 73,871,895 shares issued and outstanding at December 31, 1999.
          Accumulated deficit                                                            (5,870,315)    (3,115,833)
                                                                                      -------------  -------------
               Total stockholders' equity                                                 3,100,202      1,154,362
                                                                                      -------------  -------------
               Total liabilities and stockholders' equity                               $18,724,952    $ 7,598,815
                                                                                      =============  =============

              See Notes to the Consolidated Financial Statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                               Predecessor
                                                                                                                 company
                                                                                       Three months ended   Three months ended
                                                                                           March 31,            March 31,
                                                                                             2000                 1999
                                                                                      -------------------   ------------------
                                                                                          (Unaudited)          (Unaudited)
Revenues                                                                                     $    626,061           $    6,965

Operating expenses
     Cost of services                                                                             516,119                    -
     Sales and marketing expenses                                                                 489,258                    -
     General and administrative expenses                                                        1,821,745               27,852
     Depreciation and amortization expenses                                                       372,859                1,093
                                                                                      -------------------   ------------------
           Total operating expenses                                                             3,199,981               28,945
                                                                                      -------------------   ------------------
           Loss from operations                                                                (2,573,921)             (21,980)
                                                                                      -------------------   ------------------
 Other income (expense)
     Interest income                                                                               42,540                    -
     Interest expense                                                                            (223,101)                   -
                                                                                      -------------------   ------------------
           Total other income (expense)                                                          (180,561)                   -
                                                                                      -------------------   ------------------
           Loss before income taxes                                                            (2,754,482)             (21,980)
Income tax expense                                                                                      -                    -
                                                                                       ------------------   ------------------
           Net loss                                                                          $ (2,754,482)          $  (21,980)
                                                                                       ==================   ==================

           Basic and diluted net loss per common share                                       $      (0.05)          $    (0.01)
                                                                                       ==================   ==================

           Weighted average common shares outstanding                                        $ 59,460,562           $2,154,792
                                                                                       ==================   ==================


              See Notes to the Consolidated Financial Statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Predecessor
                                                                                                           company
                                                                               Three months ended     Three months ended
                                                                                     March 31,            March 31,
                                                                                       2000                 1999
                                                                               ------------------     ------------------
  Cash flows from operating activities
  Net loss                                                                          $(2,754,482)            $ (21,980)
  Adjustments to reconcile net loss to net cash used in
       operating activities
            Depreciation                                                                279,755                 1,093
            Amortization                                                                 93,104                     -
            Non-cash stock compensation                                                 672,500                     -
            Amortization of loan origination fees                                        76,273                     -
            Changes in assets and liabilities from operations
                 Accounts receivable                                                    162,833                     -
                 Prepaid expenses and other assets                                       35,676                     -
                 Officer advances                                                       (73,621)               12,912
                 Other non-current assets                                               179,999                    -
                 Accounts payable                                                       (66,817)                4,976
                 Deferred revenue                                                       (39,272)                    -
                 Accrued compensation - officers and directors                         (288,086)                    -
                 Accrued liabilities                                                    165,675                     -
                                                                               ------------------         --------------
                 Net cash used in operating activities                               (1,882,129)               (2,999)
                                                                               ------------------         --------------

  Cash flows from investing activities
            Acquisition of property and equipment                                      (203,573)                    -
            Issuance of notes receivable                                                (15,500)                    -
            Acquisition of business units (see below)                                  (284,438)                    -
                                                                               ------------------         --------------
                 Net cash used in investing activities                                 (503,511)                    -
                                                                               ------------------         --------------
  Cash flows from financing activities
            Net proceeds from lines of credit                                         1,307,833                     -
            Proceeds from senior note payable                                         1,400,000                     -
            Loan origination fees                                                       (68,813)                    -
            Repayment on obligations under capital leases                              (243,297)                    -
                                                                               ------------------         --------------
                 Net cash provided by financing activities                            2,383,223                     -
                                                                               ------------------         --------------
  Decrease in cash and cash equivalents                                                  (2,418)               (2,999)

  Cash and cash equivalents at beginning of period                                      102,481                 3,719
                                                                               ------------------         --------------
  Cash and cash equivalents at end of period                                        $   100,063              $    720
                                                                               ==================         ==============

  Supplemental disclosure of cash flow information
       Cash paid for interest                                                       $   223,101                     -
                                                                               ==================         ==============

Supplemental activities of non-cash transactions:
 During the three months ended March 31, 2000, the Company:
     (i) acquired equipment under several capital lease obligations totaling $3,566,439; and
     (ii) issued stock as compensation for services rendered with a fair market value on the date issued of $660,000.

                                                                               Alpha Computer
Acquisition of business units:      WebWizard, Inc.       P.V.Tel., Inc.        Services, Inc.          Total
---------------------------------------------------     ----------------     -----------------    -----------------
     Goodwill                       $     523,567          $ 2,228,497           $ 2,275,663        $  5,027,727
     Assets acquired                      589,997            1,080,155               645,546           2,315,698
     Liabilities assumed                 (408,542)          (2,307,590)            1,371,209           4,087,341
     Stock issued                        (705,022)            (967,500)           (1,550,000)          3,222,522
                                  -----------------     ----------------     -----------------    -----------------
     Net cash                       $           0          $   (33,562)          $         0        $    (33,562)
                                  =================     ================     =================    =================

              See Notes to the Consolidated Financial Statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                  AND THE THREE MONTHS ENDING MARCH 31, 2000

                                                                                  Additional
                                                            Common Stock           Paid-In      Accumulated
                                                     ----------------------------
                                                         Shares        Amount      Capital        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------
      Issuance of New Millennium common stock                     -   $        -    $   32,500   $         -     $    32,500

      Net loss for the period ended
        December 31, 1998                                                                            (20,741)        (20,741)
                                                     ------------------------------------------------------------------------
Predecessor balance at December 31, 1998                          -   $        -    $   32,500   $   (20,741)    $    11,759
                                                     ------------------------------------------------------------------------

      Shares issued in repayment of
          shareholder debt                                        -   $        -    $   31,000   $         -     $    31,000

      Shares issued as compensation
          to New Millennium shareholders                          -            -       174,375             -         174,375

      Shares issued for Avana acquisition                         -            -        44,021             -          44,021

      Private placement of New
         Millennium shares                                        -            -       777,600             -         777,600

      Private placement of New
         Millennium shares                                        -            -     3,459,319             -       3,459,319

      Warrants exercised                                          -            -       147,000             -         147,000

      Warrant cancellation fees                                   -            -      (395,620)            -        (395,620)

      Assumed purchase of net assets of
         Grace at Predecessor's cost                     66,246,933    4,270,195    (4,270,195)            -               -

      Reverse acquisition of Grace
         by New Millennium                                7,599,962      (10,000)            -             -         (10,000)

      Shares issued for NWGA acquisition                     25,000       10,000             -             -          10,000

      Net loss for the twelve months ended
          December 31, 1999                                       -            -             -    (3,095,092)     (3,095,092)
                                                     ------------------------------------------------------------------------

Balance at December 31, 1999                             73,871,895   $4,270,195   $         -   $(3,115,833)    $ 1,154,362
                                                     ------------------------------------------------------------------------

Shares canceled                                            (500,992)           -             -             -               -

Shares issued for WebWizard acquisition                   1,762,554      705,022             -             -         705,022

Shares issued as compensation                             1,650,000      660,000             -             -         660,000

Shares issued for PVTel acquisition                       2,150,000      967,500             -             -         967,500

Shares issued in the Third Private Placement              2,100,000      817,800             -             -         817,800

Shares issued for Alpha Computer acquisition              3,100,000    1,550,000             -             -       1,550,000

Net loss for the three months ended                               -            -             -    (2,754,482)     (2,754,482)
  March 31, 2000
                                                     ------------------------------------------------------------------------

Balance at March 31, 2000                                84,133,457  $ 8,970,517   $         -   $(5,870,315)    $ 3,100,202
                                                     ========================================================================

              See Notes to the Consolidated Financial Statements

                   GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of the Company and Basis of Presentation:

Grace Development, Inc., a Colorado corporation doing business as Avana Communications ("Grace" or the "Company"), is an integrated communications provider ("ICP") operating as a telecommunications services provider and an Internet services provider ("ISP") to business and residential customers located primarily in the Southeastern United States. Telecommunication services currently offered are local and long distance, frame relay, ATM (Asynchronous Transfer Mode), data private lines and calling cards.

The ISP operation focuses on serving individuals and small businesses. The Company's service offerings include dial-up Internet access and business services which are offered in various price and usage plans designed to meet the needs of our subscribers. Business services include web hosting, which entails maintaining a customer's web site; high speed, dedicated Internet access; web page design; domain name registration and customer web server co-location.

Principles of consolidation and basis of financial reporting:

         The consolidated financial statements include the accounts of Grace and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The financial statements of the predecessor are the accounts of New Millennium Multimedia, Inc., a Georgia corporation ("New Millennium"). New Millennium was formed on October 6, 1998, and merged with and into a subsidiary of Grace on September 28, 1999 (the "Grace Merger"). Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the outstanding common stock, no par value, of the Company ("Common Stock"). Accordingly, the historical Consolidated Financial Statements of the Company are the financial statements of New Millennium adjusted for the assumed acquisition of the net assets of Grace in exchange for the issuance of the Company's Common Stock. The Grace Merger was accounted for as a purchase and, accordingly, the net assets of New Millennium were accounted for at their historical cost, and the net assets of Grace were accounted for at their fair value as of September 28, 1999. No goodwill was recorded as a result of the Grace Merger.

         The predecessor acquired Avana Communications Corporation, a Georgia corporation ("Avana"), on May 5, 1999. The Company acquired WebWizard, Inc., a Delaware corporation ("WebWizard"), on January 31, 2000; P.V. Tel., Inc., a South Carolina corporation ("PVTel"), on February 24, 2000; and Alpha Computer Services, Inc., a Florida corporation ("Alpha Computer"), on March 31, 2000. Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of their respective acquisitions.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all the adjustments necessary to achieve a fair presentation of the Company's financial position and results for the interim periods presented. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

Cash and Cash Equivalents:

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of three months or less.

Inventory:

Inventory is carried at the lower of cost or fair market value. Inventory is charged to operations as products are sold on a first-in, first-out (FIFO) method.

Property and Equipment:

Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, generally two to ten years. Asset classifications and estimated useful lives are as follows:

         Leasehold Improvements             Life of lease
         Furniture & Fixtures               5 - 10 years
         Vehicles                           2 - 3 years
         Equipment & Software               2 - 7 years

Goodwill:

The Company amortizes goodwill on a straight-line basis over a period of five years.

Revenue Recognition:

Internet Services. The Company recognizes revenues for Internet services as they are earned. Some customers pay an annual fee for Internet services and the revenues are recognized on a straight-line basis over the service period. Deferred revenue represents the portion of unearned Internet service fees.

Telecommunications Services. The Company recognizes revenue for telecommunications services based upon minutes of traffic processed and contracted fees.

Software Products. The Company recognizes revenues from software products in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, "Software Revenue Recognition," as follows:

License revenue                      Revenue from the licensing of software is
                                     recognized after shipment of the product and fulfillment of acceptance terms, provided no significant obligations remain and collection of the resulting receivable is deemed probable.

Installation, hosting and education  When services are provided.

Support contract                     Ratably over the life of the contract from
                                     the effective date.

Software Development Costs:

The Company expenses research and development costs as incurred. Statement of Financial Accounting Standards No. 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed" does not materially affect the Company.

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

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosures, including the allowance for doubtful accounts, useful lives and recoverability of long-term assets. Actual amounts could differ from those estimates. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

2.       ACQUISITIONS:

Web Wizard Acquisition:

On January 31, 2000, a wholly owned subsidiary of Grace completed its acquisition of WebWizard. The acquisition was accounted for as a purchase pursuant to Accounting Principles

Board Statement No. 16, "Business Combinations" ("APB 16"), and the results of WebWizard's operations have been included in the Company's 2000 consolidated statement of operations from the date of acquisition. Total consideration for the acquisition was the issuance of 1,287,554 shares of Grace Common Stock. 257,510 of these shares will be held in escrow until June 30, 2001, to benefit Grace in the event of any indemnifiable claims arising out of the acquisition of WebWizard.

As a result of the acquisition of WebWizard, the Company recorded goodwill of approximately $524,000. Goodwill is amortized on a straight-line basis over five years.

Additionally, Grace issued 475,000 shares to former shareholders of WebWizard to extinguish certain pre-acquisition debt owed by WebWizard to such shareholders.

PVTel Acquisition:

On February 24, 2000, a wholly owned subsidiary of Grace completed its acquisition of PVTel. The acquisition was accounted for as a purchase pursuant to APB 16, and PVTel's results of operations have been included in the Company's 2000 consolidated statement of operations from the date of acquisition. Total consideration for the acquisition was the issuance of 2,150,000 shares of Grace Common Stock. 750,000 of these shares will be held in escrow until July 31, 2001, to benefit Grace in the event of any indemnifiable claims arising out of the acquisition of PVTel.

Prior to the consummation of the PVTel acquisition, the Company advanced to PVTel approximately $434,500 for working capital purposes (the "Working Capital Advances"), which advances were evidenced by a promissory note made by PVTel to the Company. At the closing of the PVTel acquisition, the promissory note evidencing the Working Capital Advances was canceled and two shareholders of PVTel delivered to the Company promissory notes, including accrued interest, totaling $450,000, in substitution thereof. The notes bear interest at the rate of 9% per annum payable on or before February 24, 2001. The indebtedness represented by these substituted promissory notes is secured by 150,000 shares of Grace Common Stock owned by the two former shareholders of PVTel.

Repayment of the notes is contingent upon the noteholders being afforded the right to register the shares of Common Stock they received in the PVTel acquisition in a subsequent registration by the Company during the term of the notes pursuant to a registration rights agreement executed at the closing of the PVTel acquisition. In the event that the noteholders are not afforded the opportunity to register their stock within the prescribed period, the notes and all obligations under the notes will be canceled and all security interests in the Common Stock held by the noteholders will be released.

The Company recorded goodwill of approximately $2,228,000 as a result of this transaction. Goodwill is amortized on a straight-line basis over five years.

Alpha Computer Acquisition:

On March 31, 2000, an indirect wholly owned subsidiary of the Company merged with and into Alpha Computer (the "Alpha Computer Acquisition"). The Alpha Computer Acquisition was accounted for as a purchase pursuant to APB 16 and, as a result, Alpha Computer's assets have been included in the Company's 2000 consolidated statements as of the date of acquisition. Total consideration for the acquisition was the issuance of 3,100,000 shares of Grace Common Stock. 620,000 of these shares will be held in escrow until March 30, 2001, to benefit Grace in the event of any indemnifiable claims arising out of the Alpha Computer Acquisition.

The Company recorded goodwill of approximately $2,276,000 as a result of this transaction. Goodwill is amortized on a straight-line basis over five years.

Pro forma Financial Statements (unaudited):

The following unaudited pro-forma statement of operations of Grace gives retroactive effect to the acquisitions of Web Wizard, PVTel and Alpha Computer, as if such acquisitions had occurred on January 1, 2000 and 1999. This statement was prepared by management based on historical financial information and may not be indicative of actual results of operations that would have been achieved had the transactions taken place at the date indicated.


                                        As Reported   Adjustments    Pro Forma
                                        -----------   -----------   ------------
For the quarter ended March 31, 2000:

Revenues                                $   626,061   $ 1,333,261   $ 1,959,322

Net Loss                                $(2,754,482)  $   (76,939)  $(2,831,421)

Earnings per share                      $     (0.05)                $     (0.05)



For the quarter ended March 31, 2000:

Revenues                                $     6,965   $ 1,633,931   $ 1,640,896

Net Loss                                $   (21,980)  $  (303,747)  $  (325,727)

Earnings per share                      $     (0.01)                $     (0.15)


3.       INVESTMENTS IN CERTIFICATES OF DEPOSIT:

The Company accounts for its investments under Financial Accounting Standards Board ("FASB") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As of March 31, 2000, the Company's investments consisted of the following:


                                               Maturity Date           Interest Rate             Amount
                                         --------------------------   -----------------    --------------------
Certificate of Deposit                      September 24, 2000            4.689 %              $ 2,000,000
Certificate of Deposit                         June 15, 2000              4.689 %                1,000,000
Certificate of Deposit                         July 29, 2000              5.250 %                  700,000
                                                                                           ---------------
                                                                                               $ 3,700,000
                                                                                           ===============


These certificates of deposit are pledged against lines of credit (see Note 7).

4.       ACCOUNTS RECEIVABLE:

The Company does not have a secured interest in its accounts receivable, however it does have legal recourse for defaulted amounts. The maximum accounting loss from the credit risk associated with accounts receivable is the face amount of the receivable recorded, less any allowance for doubtful accounts.

ACCOUNTS RECEIVABLE SOLD WITH RECOURSE:

In the normal course of business, the Company discounts or sells accounts receivable with recourse to a factor. As of March 31, 2000 there were approximately $165,000 of such receivables. The factor reserves an amount equal to 35% of each receivable account sold. As each account is paid in full, the reserve associated with the paid account will be returned to the Company. The fee for factoring the receivable is 3% of the face amount of each invoice factored. After 90 days, if the receivable is not collected, the factor at its discretion may require the Company to repurchase the receivable for 68% of the net sale of the invoice.

5.       NOTES RECEIVABLE-RELATED PARTY:

At the closing of the PVTel acquisition (see Note 2), two shareholders of PVTel delivered to the Company promissory notes totaling $450,000, in substitution of the Working Capital Advances together with accrued interest. The notes bear interest at the rate of 9% per annum payable on or before February 24, 2001.

The indebtedness represented by these substituted promissory notes is secured by 150,000 shares of Grace Common Stock owned by the two former shareholders of PVTel. Repayment of the notes is contingent upon the noteholders being afforded the right to register the shares of Common Stock they received in the PVTel acquisition in a subsequent registration by the Company during the term of the notes pursuant to a registration rights agreement executed at the closing of the PVTel acquisition. In the event that the noteholders are not afforded the opportunity to register their stock within the prescribed period, the notes and all obligations under the notes will be canceled and all security interests in the shares of Common Stock held by the noteholders will be released.

6.       COMMITMENTS AND CONTINGENCIES:

Concentrations of Credit Risk:

The Company maintains the majority of its cash deposits and investments at five financial depository institutions. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institutions failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled $3,500,000 at March 31, 2000.

Operating Leases:

The Company leases office space and equipment under several operating lease agreements. Rent expense for the office space and equipment totaled $79,650 and $ 0, for the quarters ended March 31, 2000 and 1999, respectively. At March 31, 2000, future minimum lease payments under non-cancelable leases having remaining terms in excess of one year were as follows:

            2001            $   295,394
            2002            $   276,494
            2003            $   267,288
            2004            $   246,458
            2005            $    81,488
                         --------------
            Total           $ 1,167,122
                         ==============

Obligations Under Capital Leases:

The Company leases equipment under various capital lease obligations. As of March 31, 2000, $6,455,172 of equipment is included in the property and equipment section of the balance sheet. The capitalized cost and accumulated amortization at March 31, 2000, were as follows:

                                                             -----------------

Total equipment placed in service                               $    6,455,172
Accumulated amortization                                              (402,892)
                                                             -----------------

Book value                                                      $    6,052,280
                                                             =================


The future minimum lease payments under the capital leases at March 31, 2000, were as follows:

                   2001                                         $    2,307,695
                   2002                                              3,144,030
                   2003                                              1,956,140
                   2004                                                115,809
                                                             -----------------

                                                                     7,523,674

Less amount representing interest                                   (1,472,954)
                                                             -----------------

                                                                     6,050,720

Less current portion                                                (1,631,941)
                                                             -----------------

                                                                $    4,418,779
                                                             =================

7.       LINES OF CREDIT:

The Company has a line of credit with BankTennessee to provide working capital of up to $650,000. The interest rate is 7.250% per annum payable monthly. The balance on the line of credit was $649,900 on March 31, 2000. The line of credit is secured by a Certificate of Deposit in the amount of $700,000, and matures on July 29, 2000.

The Company has a line of credit with Regions Bank to provide working capital of up to $2,000,000. The interest rate is 5.998% per annum payable monthly. The balance on the line of credit was $1,990,000 on March 31, 2000. The line of credit is secured by a Certificate of Deposit in the amount of $2,000,000, and matures on September 24, 2000.

The Company has a second line of credit with Regions Bank to provide working capital of up to $1,000,000. The interest rate is 6.198% per annum payable monthly. The balance on the line of credit was $768,000 on March 31, 2000. The line of credit is secured by a Certificate of Deposit in the amount of $1,000,000, and matures on June 15, 2000.

On January 21, 2000, the Company obtained an additional $1,000,000 line of credit from Regions Bank. The line of credit bears interest at a variable rate (initially 9.0% per annum), payable monthly. The balance on the line of credit was $974,000 on March 31, 2000. The line of credit matures on March 24, 2001, and is secured by 500,000 shares of the Company's Common Stock that are owned by Signal Compression, Inc. ("Signal"). The line of credit is personally guaranteed by Richard S. Granville, III, a holder of more than 10% of the outstanding Common Stock and a former Chief Executive Officer and director of the Company. As of May 22, 2000, pursuant to an agreement with Mr. Granville to maintain his guarantee supporting the line of credit, the line of credit had been paid down to $10,000. Draws under the line of credit are limited to 30% of the value of the Common Stock pledged by Signal to secure the line of credit (based on the "bid price" of the Common Stock). As of May 19, 2000, draws on the line of credit were therefore limited to $450,000. Additionally, draws under the line are subject to the financial condition of the guarantor. The draw amount could be reinstated in full if additional collateral, satisfactory to Regions Bank, is pledged by the Company to secure the repayment of the credit line.

8.       LONG TERM DEBT:

The Company has installment notes with financial institutions and corporations with monthly payments of principle and interest ranging from $336 to $14,286. The notes bear interest ranging from 3.9% to 12% and mature between April 2001 and January 2004. The notes are secured by property and equipment, inventory, accounts receivable, and maintenance contracts. The balance of the notes at March 31, 2000 was $464,334.

Maturities of long-term debt for the next five years are as follows:

March 31,         2001                $    214,319
                  2002                     193,273
                  2003                      48,852
                  2004                       7,890
                                       -----------
                                           464,334
Less Current Portion                      (214,319)
                                       -----------
                                      $    250,015
                                       ===========

9.       SENIOR NOTE PAYABLE:

The Company had a senior note payable with a face value of $1,400,000 that was issued with the Third Private Placement (see Note 12). The note was recorded at a discount and the balance as of March 31, 2000 was $630,000. The note bore interest at a rate of 12% per annum, payable quarterly. On April 14, 2000, $1,420,000 of the proceeds from the Fourth Private Placement (see Note 16) was used to repay all of the outstanding principle and interest on this note. As a result of the early payoff, the Company will incur a charge to operations of $770,000 in the second quarter of 2000 representing the difference between the face value of the note and the discount recorded in the financial statements.

10.      PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. The preferred stock may be issued, by the Board of Directors, in one or more series. The Board of Directors may determine the terms of each series including preferences, rights and restrictions, by resolution upon the establishment of such series. No shares of preferred stock have been issued.

11.      SEGMENT REPORTING:

The Company operates two business segments: Telecommunications sales and services and Internet services including dial-up accounts, web hosting and web design services.

                                                     Three Months Ended
                                            ------------------------------------
                                              March 31, 2000    March 31, 1999
                                             ---------------    --------------


Revenues:
     Telecommunications                       $    379,022      $      6,956
     Internet services                             247,039                 -
                                             -------------     -------------

                                              $    626,061      $      6.956
Profit (Loss)
     Telecommunications                       $ (2,319,465)     $    (21,980)
     Internet services                        $   (435,017)                -
                                             -------------     -------------

                                              $ (2,754,482)     $    (21,980)

Depreciation and Amortization:
     Telecommunications                       $    204,402      $      1,093
     Internet Services                        $    168,457      $          -
                                              ------------     -------------

                                              $    372,859      $      1,093

Identifiable Net Assets:
     Telecommunications                       $  4,323,659      $     11,518
     Internet Services                        $  3,063,562                 -
                                              ------------     -------------

                                              $  7,387,221      $     11,518

12.      PRIVATE PLACEMENTS:

Third Private Placement

On March 1, 2000, the Company entered into a private placement agreement with C&S Private Equity Fund, LP ("C&S)" (the "Third Private Placement"), pursuant to which the Company issued to C&S 14 units ("C&S Units") for $100,000 per C&S Unit. Each C&S Unit consisted of (i) a $100,000 convertible senior secured note of the Company and (ii) 150,000 shares of the Company's Common Stock. An aggregate of 2,100,000 shares of the Company's Common Stock were issued along with a convertible senior secured note payable to C&S in the principal amount of $1,400,000. The net proceeds of $1,363,000 were used for the purchase and working capital requirements of WebWizard and PVTel. The note was due March 2, 2001, and bore interest at a rate of 12% per year, payable quarterly. On April 14, 2000, $1,420,000 of the net proceeds from the Fourth Private Placement (as described in Note 16) were used to repay all of the outstanding principal and interest on the note issued in the Third Private Placement.

Additionally, the private placement agreement governing the Third Private Placement provided that, if the Company acquired Alpha Computer, C&S would have the option to purchase, and the Company would have the option to sell, within 14 days after the Company's acquisition of Alpha Computer, up to seven additional C&S Units. On March 30, 2000, the Company acquired Alpha Computer. Neither the Company nor C&S exercised its option with respect to the additional seven C&S Units.

The 2,100,000 shares of the Company's Common Stock issued in the Third Private Placement are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.

13.      STOCK COMPENSATION:

On February 16, 2000, pursuant to a separation agreement, the Company awarded Louis Friedman 650,000 shares of the Company's Common Stock for prior services rendered during 1999. The shares were valued at $260,000 and a non-cash expense was recorded in the statement of operations for the year ended December 31, 1999. Additionally, the Company agreed to pay up to $150,000 to cover Mr. Friedman's income tax liability associated with the stock grant.

On February 16, 2000, pursuant to an amended and restated employment agreement, the Company awarded the President of the Company 1,000,000 shares of the Company's Common Stock for prior services rendered during 1999 and 2000. The shares were valued at $400,000 and a non-cash expense was recorded in the statement of operations for the year ended December 31, 1999 of $266,666 and in the statement of operations for the quarter ended March 31, 2000 of $133,334. Additionally, the Company agreed to accept a promissory note in the amount of $141,800 from the President of the Company to cover the income taxes associated with the stock grant. If the President of the Company has not been terminated for cause or voluntarily resigned without good cause as of December 31, 2001 then the Company will forgive 50% of the principle and accrued interest then payable under such note.

14.      RELATED PARTY TRANSACTIONS:

Richard S. Granville (a holder of more than 10% of the outstanding Common Stock and a former Chief Executive Officer and director of the Company) has personally guaranteed one of the Company's $1,000,000 lines of credit with Regions Bank (see Note 7). On April 19, 2000, the Company paid $150,000 in promotional fees to Team Warlock Racing, an affiliate of Mr. Granville.

15.    STOCK OPTIONS:

The Company has not yet adopted a stock option plan but has awarded stock options to certain directors, officers, and employees. The options vest in varying percentages, over varying time frames ranging from "date of grant" up to 4 years. The options, after vesting, will expire in varying periods ranging from 120 days up to 10 years. At March 31, 2000, 1,638,500 options were vested, with none being exercised or expired.


                       Number of Options           Weighted Average
                       Outstanding                 Exercise Price Outstanding

December 31, 1998                 0                           n/a

     Awarded              1,592,540                        $ 1.00
     Exercised                    0
                          ---------

December 31, 1999         1,592,540                        $ 1.00
                          ---------

     Awarded              7,987,480                        $  .68
     Exercised                    0
                          ---------

March 31, 2000            9,580,020                        $  .73
                          =========                        ======

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to account for stock options and employee stock purchase plans. Accordingly, employee stock options are valued at the difference between the exercise price and the estimated fair market value of the underlying shares on the date of grant, and recorded as deferred compensation, which is then amortized over the life of the options.

An alternative method of accounting for stock options is SFAS 123, "Accounting for Stock-Based Compensation." Under SFAS 123, employee stock options are valued at the grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock options and employee stock purchase plans been determined based on the Black-Scholes model at the various grant dates, pro forma statements of operations for the quarter ended March 31, 2000, would have been as follows:

                      As reported              Adjustments          Pro Forma
                      -----------              -----------          ---------
Net Loss             $ (2,754,482)             $  (273,356)       $(3,027,838)
Earnings per share           (.05)                       -               (.05)


The fair value of cash options on each date of grant is determined based on the following assumptions:

     Risk free interest rate:                                    6.25%
     Life:                                                       4 - 10 years
     Dividends:                                                  none
     Volatility:                                                 100% - 124%
     Weighted average grant debt fair value:                     $0.40

16.  SUBSEQUENT EVENTS:

Fourth Private Placement

     On April 14, 2000, the Company entered into a Securities Purchase
Agreement (the "Fourth Private Placement") with Greenlight Capital, L.P. and certain affiliates of Greenlight (the "Purchasers") pursuant to which the Company agreed to issue for an aggregate purchase price of $6.5 million, (a) 3,000,000 shares of Common Stock, (b) the Company's 12% senior secured convertible promissory notes with an original principal amount of $6,500,000 (the "Greenlight Notes") convertible into shares of Common Stock at a conversion price of $1.00 per share, (c) stock purchase warrants (the "Greenlight Warrants") to purchase 6,500,000 shares of Common Stock at an exercise price of $1.00 per share, and (d)(1) options, exercisable on August 14, 2000, and December 14, 2000, to purchase for an aggregate purchase price of $4.5 million on each date, (A) 1,575,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.00 per share, and (C) Warrants to purchase 2,925,000 shares of Common Stock at an exercise price of $1.00 per share, and (2) an option, exercisable on April 14, 2001, to purchase for an aggregate purchase price of $4.5 million, (A) 1,050,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.50 per share, and (C) Warrants to purchase 1,950,000 shares of Common Stock at an exercise price of $1.50 per share (the "Greenlight Options"). The Greenlight Note is guaranteed by all of the subsidiaries of the Company and is secured by all of the issued and outstanding capital stock of all of the Company's subsidiaries. $1,420,000 of the net proceeds of the Fourth Private Placement were used to repay all of the outstanding principal and interest on the note issued in the Third Private Placement, and the remainder of the net proceeds will be used for the Company's working capital requirements.

     All of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Options, are "restricted securities" under Rule 144 promulgated under the Securities Act. Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.

     Pursuant to a registration rights agreement executed at the closing of the Fourth Private Placement, all of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Options, were granted "demand" and "piggyback" registration rights. Subject to certain conditions set forth in the registration rights agreement, the demand registration rights require that, 30 days following the date on which the Company becomes eligible to use Form S-3, the Company use its reasonable best efforts to register the applicable shares as soon as practicable. Subject to certain conditions set forth in the registration rights agreement, the piggyback registration rights permit the holders of the covered shares to include such shares in a registration by the Company when and if the Company proposes to register any Common Stock under the Securities Act for sale to the public on a form that would also permit the registration of the covered shares (other than registrations on Forms S-8 or S-4).

Compensation Agreement:

     On April 14, 2000, the Company amended and restated an employment agreement with the President of the Company. The original agreement was ratified by the board of directors on February 16, 2000. The amended agreement awarded a stock grant of 1,000,000 shares of the Company's Common Stock as compensation for prior services rendered, and 1,000,000 shares of restricted stock, which vests on December 1, 2000, for future services to be rendered. Additionally, the Company agreed to accept a promissory note in the amount of $141,800 from the President of the Company to cover the income tax withholding liability associated with the stock grant. If the President of the Company has not been terminated for cause or voluntarily resigned without good cause as of December 31, 2001 then the Company will forgive 50% of the principle and accrued interest then payable under such note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview: The predecessor to the Company, New Millennium, was formed on October 6, 1998, and merged with and into a subsidiary of Grace on September 28, 1999 (the "Grace Merger"). Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the Company's outstanding Common Stock. Accordingly, the historical Consolidated Financial Statements of the Company are the financial statements of New Millennium adjusted for the assumed acquisition of the net assets of Grace in exchange for the issuance of the Company's Common Stock. In accordance with purchase accounting principles, the net assets of New Millennium have been accounted for at their historical cost, and the net assets of Grace have been accounted for at their fair value as of September 28, 1999. No goodwill was recorded as a result of the Grace Merger.

     The predecessor acquired Avana Communications Corporation on May 5,
1999. The Company acquired WebWizard on January 31, 2000; PVTel on February 24, 2000; and Alpha Computer on March 31, 2000. Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of the respective acquisition.

     This section does not contain a quarter-to-quarter comparison of the Company's first quarter 2000 and first quarter 1999 financial information because the Company did not have any significant operations in the first quarter of 1999.

RESULTS OF OPERATIONS

     Revenues: Revenues for the quarter ended March 31, 2000, were derived from telecommunications sales and commissions, and from providing Internet and Web hosting services. Telecommunications revenues were $379,022 while Internet and Web hosting revenues were $247,039. Revenues for the quarter ended March 31, 2000, totaled $626,061.

     Cost of Services: Cost of services for providing Internet services includes salaries and wages of those employed in customer service and sales and in the technical support areas needed to maintain and upgrade the Company's systems. Cost of services for the quarter ended March 31, 2000, were $516,119.

     Sales and Marketing Expenses: Sales and marketing expenses include the salaries and wages of sales and marketing personnel, advertising costs for the Internet operations and development of the promotional campaign for both telecommunications sales and corporate branding. For the quarter ended March 31, 2000, sales and marketing expenses were $489,258. These expenses are expected to increase as the Company pursues an aggressive sales effort.

     General and Administrative Expenses: Included in General and Administrative expenses are salaries and wages senior management and corporate headquarters personnel, professional fees, travel expenses, office supplies and other general expenses. Expenses in these categories increased due to growth in the number of employees, the closing of several acquisitions and financings, and increased costs related to pursuing potential acquisitions and related financing activities. For the quarter ended March 31, 2000, General and Administrative expenses were $1,821,745.

     Depreciation and Amortization: Depreciation expenses are computed using the straight-line method based upon the estimated useful lives of assets, generally three to ten years. Goodwill and other intangible costs are amortized over a five-year period. For the quarter ended March 31, 2000, depreciation expense and amortization expense were $279,755 and $93,104, respectively.

     Interest Expense: The Company currently incurs interest expense on its lines of credit and under capitalized leases. For the quarter ended March 31, 2000, interest expense was $223,101.

     Interest Income: The Company currently earns interest income on cash and cash equivalents and investments. For the quarter ended March 31, 2000, interest income was $42,540.

     Accounts receivable, net of the allowance for doubtful accounts, increased from $56,000 at the end of 1999, to $642,151 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and increased billings from sales of telecommunications services.

         Equipment and software increased from $2,530,895 at the end of 1999, to $7,686,338 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and to the purchase of approximately $3,500,000 in new equipment from Lucent Technologies.

     Goodwill, net of amortization, increased from $600,547 at the end of 1999, to $5,786,046 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer.


     Accounts payable increased from $360,532 at the end of 1999, to $2,648,729 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and to the increased purchasing activity related to internally generated revenues.

     Accrued liabilities increased from $218,182 at the end of 1999, to $876,874 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer.


     Lines of credit increased from $3,074,339 at the end of 1999, to $4,382,172 as of March 31, 2000, due primarily to an additional $1,000,000 line of credit with Regions Bank obtained on January 21, 2000, which had a balance of $974,000 as of March 31, 2000. As of May 22, 2000, this line of credit had been paid down to $10,000, with a portion of the proceeds from the Fourth Private Placement, and draws were limited to $450,000 (see Note 7 of the Notes to Consolidated Financial Statements).

     Obligations under capital leases, net of current portion, increased from $1,237,634 at the end of 1999, to $4,418,779 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and the purchase of approximately $3,500,000 in new equipment from Lucent Technologies. The current portion of obligations under capital lease increased from $735,170 at the end of 1999, to $1,631,941 as of March 31, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer.



     Stockholders' equity represented by Common Stock outstanding increased from $4,270,195 at the end of 1999, to $8,970,517 as of March 31, 2000, due
primarily to the acquisition of WebWizard, PVTel and Alpha Computer, the Third Private Placement, and the issuance of shares as compensation as discussed in
Note 13 to the financial statements.



     The accumulated stockholders' equity deficit increased from $3,115,833 at the end of 1999, to $5,930,315 as of March 31, 2000, due primarily to a net loss for the three months ended March 31, 2000, of $2,814,482.


LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 2000, the Company's operating activities required net cash of $1,728,571. Working capital decreased by $4,937,544 in the quarter ended March 31, 2000. Working capital was provided by proceeds from the Third Private Placement which was offset in part by the current portion of leases capitalized during the quarter and draws against the lines of credit used for the same period. Changes in net cash from operations resulted primarily from the loss for the period offset in part by non-cash items of depreciation, amortization and compensation paid in the form of stock. The changes in net cash were also affected by an increase in accounts receivable, prepaid expenses, other assets, advances to officers and deferred revenue, partially offset by an increase in accounts payable and accrued liabilities.

     Cash used for investing activities was $647,689 for the quarter ended March 31, 2000. Expenditures of cash for property and equipment were made totaling $247,163 for the quarter ended March 31, 2000.

     The Company's financing activities occurring in the first quarter of 2000 consisted of the Third Private Placement and four lines of credit. Note 12, describing the Third Private Placement, and Note 7, describing the four lines of credit, to the Consolidated Financial Statements of the Company included in Item 1 of Part I of this Form 10-Q are incorporated herein by reference.

     Subsequent to the end of the first quarter 2000, on April 14, 2000, the Company completed the Fourth Private Placement. Note 16, describing the Fourth Private Placement, to the Consolidated Financial Statements of the Company included in Item 1 of Part I of this Form 10-Q is incorporated herein by reference.

         Cash provided by financing activities was $2,373,842 for the quarter ended March 31, 2000. Cash provided consisted primarily of proceeds from private placements of $1,400,000 and proceeds from line of credit borrowings of $1,307,833. These amounts were partially offset by repayment on obligations under capital leases of $252,678, and deferred debt transaction costs of $68,813.

         As of March 31, 2000, the Company had cash and cash equivalents of $100,063. The Company also had $3,700,000 in certificates of deposit less offsetting related liabilities in the form of lines of credit of $3,408,341. The net proceeds available from certificates of deposit less the corresponding liability totaled $291,659. With $100,063 of cash and cash equivalents and $291,659 of net proceeds available from certificates of deposit, the Company had $391,722 with which to meet its current obligations and fund its operations. Management believes this amount, together with the proceeds of the Fourth Private Placement, will be sufficient to enable the Company to expand its business as currently planned.

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

         As part of its business strategy, the Company intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement the Company's existing businesses. The Company continues to consider potential acquisitions from time to time. New sources of capital such as credit facilities and other borrowings, and/or additional debt and equity investments in the Company may be necessary to fund any material acquisitions and similar strategic investments.

YEAR 2000 COMPLIANCE

         The Company dedicated resources to address the potential hardware, software, and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that its service providers took similar measures. As a result of these efforts, the Company has not experienced any material disruptions in its operations in connection with, or following, the transition to the Year 2000. Given that the majority of the Company's telecommunications network infrastructure and critical back office systems were acquired after 1997, Year 2000 compliance was substantially ensured at the time of acquisition. The total cost to complete the Company's Year 2000 compliance efforts was negligible. While the Company tested its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers, strategic partners and customers. The Company received assurances prior to December 31, 1999, from its suppliers and strategic partners regarding the Year 2000 readiness of their systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not invested in financial instruments that subject the Company to material market risk. Financial instruments which the Company holds are disclosed in Note 3 to the Company's Consolidated Financial Statements on page 9 herein.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

               The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

(b)      Reports on Form 8-K.

         1. Current Report on Form 8-K, dated December 28, 1999, filed January 21, 2000, disclosing the resignation of a director from the Board of Directors.

         2. Current Report on Form 8-K, dated January 31, 2000, filed February 15, 2000, disclosing the acquisition of WebWizard, Inc.

         3. Current Report on Form 8-K, dated February 24, 2000, filed March 9, 2000, disclosing the acquisition of P.V. Tel., Inc.

         4. Current Report on Form 8-K, dated March 17, 2000, filed March 17, 2000, disclosing certain explanations and clarifications with respect to information reported in prior filings.

         5. Current Report on Form 8-K, dated March 30, 2000, filed April 14, 2000, disclosing the acquisition of Alpha Computer Services, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRACE DEVELOPMENT, INC.
                            (Registrant)

Date:  May 22, 2000         By: /s/ James M. Blanchard
                                ----------------------
                                James M. Blanchard
                                President

                            By: /s/ James C. Foregger
                                ---------------------
                                James C. Foregger
                                Director of Finance
                                (principal financial officer)

                            By: /s/ Wendy L. Squires
                                --------------------
                                Wendy L. Squires
                                Controller
                                (principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
-------
Number    Exhibit Title
------    -------------
2.1 Agreement and Plan of Merger, dated January 20, 2000, by and among Avana Acquisition Sub, Inc., Grace Development, Inc., Web Wizard, Inc., O.E. "Randy" Ray and John Cavenaugh (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated January 31, 2000, and incorporated herein by reference).

2.2 Stock Exchange Agreement, dated as of February 15, 2000, by and among Grace Development, Inc., Avana Telecommunications Group, Inc., P.V. Tel. Inc. and the Shareholders of P.V. Tel. Inc. (filed as exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 24, 2000, and incorporated herein by reference).

2.3 Agreement and Plan of Merger, dated March 28, 2000, by and between Avana Acquisition Sub II, Inc., Grace Development, Inc., Alpha Computer Services, Inc. O.E. "Randy" Ray, Wendy Lewis and Richard Warren (filed as exhibit 2.3 to the Registrant's Current Report on Form 8-K dated March 30, 2000).

4.1 Securities Purchase Agreement, dated as of April 14, 2000, by and among Grace Development, Inc., Greenlight Capital, L.P. and certain affiliates of Greenlight Capital L.P. executed in the Fourth Private Placement.

4.2 Form of 12% Senior Secured Convertible Promissory Note issued in the Fourth Private Placement.

4.3       Form of Stock Purchase Warrant issued in the Fourth Private Placement.

4.4 Registration Rights Agreement, dated as of April 14, 2000, by and among Grace Development, Inc., Greenlight Capital, L.P. and certain affiliates of Greenlight Capital L.P. executed in the Fourth Private Placement.

27.1      Financial Data Schedule.