Form 10QSB/A
period 2000-06-30
GRACE DEVELOPMENT INC
filed 2000-09-13
CIK 846899

                              SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                           FORM 10-Q

                                          (Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                          For the quarterly period ended    June 30, 2000
                                              OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____________________ to _____________________

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
           Atlanta, Georgia 30324         (Registrants Telephone Number
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
Yes             No  X

 As of August 31, 2000, there were 88,319,957 shares of the registrant's common stock, no par value, outstanding.

GRACE DEVELOPMENT, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

INDEX
 Page
PART I                                                                          2
FINANCIAL INFORMATION                                                           2
ITEM 1. FINANCIAL STATEMENTS                                                    2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             26
PART II                                                                        26
ITEM 1. LEGAL PROCEEDINGS                                                      26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                                       27
SIGNATURES                                                                     27
EXHIBIT INDEX                                                                  28

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company was unable to obtain the review of the Consolidated Financial Statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the
Securities Exchange Act of 1934, as amended, due to the unavailability of certain financial information necessary to complete the review.  The Company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and, if necessary, the Quarterly Report on Form 10-Q for the quarter ended March 31,
2000, as soon as practicable after the required review is completed.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of  $11,452,894 for the period ended June 30, 2000 and had a working capital deficiency of $3,704,699 at June 30, 2000.
The Company has sustained continuous losses from operations. The Company has used,rather than provided, cash in its operating activities during the period  ended June 30, 2000 and 1999.

Management plans to grow revenues through the expansion of its product offerings to its existing and acquired customer base, added during the first quarter. This revenue model is expected to generate recurring revenues to work towards a positive cash flow.
Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000 activities.

 In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations.  There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                   June 30,          December 31,
                                   2000                  1999
                                                                 (Unaudited)           (Audited)

 ASSETS:

  Cash and cash equivalents                         $160,263            $102,481
  Restricted cash                                           50,000                  -
  Investment in certificates of deposit                  2,700,000           3,700,000
  Accounts receivable, net of allowance for
                doubtful accounts of                                   1,107,056              56,458
                $ 96,756 at June 30, 2000 and $ 10,500 at
                December 31, 1999
  Inventory                                                 18,352                  -
  Prepaid expenses and other assets                        172,385             156,599
  Officer advances                                          14,451              25,012
    Total current assets                   4,222,507           4,040,550

  Property and equipment:
   Leasehold improvements                           147,451              45,468
   Furniture and fixtures                           140,490              84,949
   Equipment and software                         7,645,646           2,530,895
   Vehicles                                          70,480                  -
                                           8,004,066           2,661,312
   Less: Accumulated depreciation and
                        amortization                                    (864,171)          (263,423)
                                           7,139,895          2,397,889

  Other assets:
   Goodwill and other intangibles, net of
                        amortization                                   5,262,416             600,547
   of $385,666 at June 30, 2000 and $75,931
                        at December 31, 1999
   Notes receivable - Related party                 450,000             434,500
   Advances to acquisition candidates                    -               50,000

   Other non-current assets                         596,025              75,329

    Total assets                         $17,670,843          $7,598,815

 LIABILITIES AND STOCKHOLDERS' DEFICIT:
  Accounts payable                                      $2,406,477            $360,532
  Deferred revenues                                        218,014             141,930
  Accrued compensation - officers and directors            323,750             676,666
  Accrued liabilities                                      609,634             218,182
  Lines of credit                                        2,432,061           3,074,339
  Current portion of obligations under capital lease     1,722,413             735,170
  Current portion of long term debt                        214,856
    Total current liabilities              7,927,205           5,206,819

  Senior convertible notes payable                       6,500,000                  -
  Obligations under capital leases, net of
                current portion                                        4,109,448           1,237,634
  Long term debt, net of current portion                   238,085                  -

                                          18,774,738           6,444,453

  Stockholders' deficit
     Grace Common stock; no par value;
                   800,000,000                                        13,464,832          4,270,195
     shares authorized; 88,319,957 issued and outstanding
     at June 30, 2000; and 73,370,903 at December 31, 1999.
     Accumulated deficit                               (14,568,727)        (3,115,833)

    Total stockholders' deficit           (1,103,895)         1,154,362

    Total liabilities and stockholders'
                                 deficit                             $17,670,843        $7,598,815

                                                  -                  -

                                                 GRACE DEVELOPMENT, INC. AND SUBDSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Predecessor                            Predecessor
                                                                  Company                                Company
                                             Three months ended   Three months ended   Six months ended  Six months ended
                                                    June 30,             June 30,               June 30,          June 30,
                                                    2000                 1999                   2000              1999
                                                   (Unaudited)          (Unaudited)           (Unaudited)      (Unaudited)

 Revenues                                         $2,365,863         $185,952           $2,991,924          $192,917

 Operating expenses
  Cost of services                          2,234,636                -            2,750,755                 -
  Sales and marketing expenses                620,779           12,798            1,110,037            12,798
  General and administrative expenses       2,482,973          586,511            4,304,718           614,363
  Depreciation and Amortization               611,397            6,907              984,256             8,000

   Total operating expenses          5,949,785          606,216            9,149,766           635,161

   Loss from operations             (3,583,922)        (420,264)          (6,157,842)         (442,244)

 Other income (expense)
  Interest income                              35,784              341               78,323               341
  Interest expense                           (237,491)          (3,751)            (384,319)           (3,751)

   Total other income (expense)       (201,707)          (3,410)            (305,995)           (3,410)

   Loss before extra ordinary items (3,785,629)        (423,674)          (6,463,838)         (445,654)

 Extraordinary items
  Charge for early retirement of debt      (1,131,235)                           (1,207,508)
  Transaction fees related to Private
            placement             (3,781,548)                           (3,781,548)

   Total extraordinary items  (4,912,783)           (4,989,056)

   Loss before income taxes  (8,698,412)     (423,674)       (11,452,894)         (445,654)

   Income tax expense     -        -                   -                 -

   Net loss          $(8,698,412)   $(423,674)      $(11,452,894)   $(445,654)

   Net loss per common share before
                  extraordinary items        $(0.04)  N/A      $(0.09)  N/A

   Basic and diluted net loss per common
                  share           $(0.10)      $(0.78)     $(0.15)      $(0.82)

   Weighted average common shares
                  outstanding       84,798,561       543,824          73,939,643           543,824

                                              GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Predecessor
                                                                                            Company
                                                                    Six Months Ended      Six Months Ended
                                                                      June 30,              June 30,
                                          2000                 1999

Cash flows from operating activities
Net loss                                       $(11,452,894)   $(445,654)

Adjustments to reconcile net loss to net cash used in
 operating activities
  Depreciation                                          598,590                     8,000
  Amortization                                          385,666
  Allowance for doubtful accounts                           86,256
  Amortization of deferred compensation                   31,250
  Issuance of common stock for compensation          720,000                   382,500
  Issuance of common stock for origination fees          200,000
  Charge for early retirement of debt                  817,800
  Transaction fees related to Private placement        3,740,668
  Changes in assets and liabilities from operations
   Accounts receivable                         (821,912)
   Inventory                                   36,332
   Prepaid expenses and other assets           (6,187)                  (19,044)

   Officer advances                           10,561
   Other non-current assets                 (173,024)
   Accounts payable                          169,488                    93,219
   Deferred revenues                          (16,472)
   Accrued compensation - officers and directors   (201,716)
   Accrued liabilities                           72,198

    Net cash used in operating activities (5,803,397)      19,021

Cash flows from investing activities
  Acquisition of property and equipment                  (292,818)                 (13,126)
  Other intangibles                                    (3,000)
  Redemption of certificate of deposit                 1,000,000
  Escrow deposits                                          -                         (38,000)
  Issuance of notes receivable                           (15,500)
  Acquisition of business units                          (107,449)                (353,294)

    Net cash used in investing activities   581,233     (404,420)

Cash flows from financing activities
  Advance from stockholder                              -                 2,519
  Net proceeds from lines of credit                   357,722
  Repayment of lines of credit                        (1,000,000)
  Proceeds from notes payable                         3,219,264                  450,000
  Repayment of note payable                        (1,400,000)

  Repayment of obligations under capital leases         (455,509)
  Net proceeds from issuance of common stock        4,558,468                    31,000
  Net cash provided by financing activities              5,279,945                   483,519

Increase in cash and cash equivalents                                    57,782                   98,120

Cash and cash equivalents at beginning of period                   102,481               3,719

Cash and cash equivalents at end of period                           $160,263     $101,839

Supplemental disclosure of cash flow information
  Cash paid for interest                                  $384,319      $3,751

Supplemental activities of Non-Cash Transactions:

 During the six months ended June 30, 2000 the Company
 acquired equipment under several capital lease obligations
        totaling                                                   $3,566,439
 Stock issued for compensation                                 $871,200     $382,500
 Stock issued  as an origination/standby fee                 $200,000
 Stock issued in conjunction with third private placement        $817,800
 Stock issued in conjunction with fourth private placement     $4,083,115

Acquisition of business units:                                    Total 2000          Total 1999
    Goodwill                       4,935,369         $676,477
    Assets acquired                       2,012,221      237,998
    Liabilities acquired             (3,617,620)                   (507,176)
    Stock issued                      (3,222,522)                   (54,005)

    Net cash                        $107,449     $353,294

                                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                        Additional
                             Common Stock      Paid-In     Accumulated
                               Shares    Amount      Capital     Deficit        Total

Issuance of New Millennium Common stock                   $32,500                  $32,500

Net loss for the period ended
  December 31, 1998                                    (20,741)         (20,741)

Predecessor balance at December 31, 1998           $32,500       $(20,741)         $11,759

Shares issued in repayment of
    Shareholder debt                             31,000                   31,000

Shares issued as compensation
    to New Millennuim shareholders                    174,375            174,375

Shares issued for Avana acquisition                    44,021             44,021

Private Placement of New
   Millennium shares                              777,600            777,600

Private Placement of New
   Millennium shares                           3,459,319          3,459,319

Warrants exercised                              147,000                   147,000

Warrant cancellation fees                            (395,620)                 (395,620)

Assumed purchase of net assets of
   Grace at Predecessor cost          66,246,933  $4,270,195       (4,270,195)

Reverse acquisition of Grace
   by New Millennium             7,599,962     (10,000)                     (10,000)

Shares issued for NWGA acquisition        25,000   10,000                                            10,000

Net loss for the twelve months ended
  December 31, 1999                                    $(3,095,092)    $(3,095,092)

Balance at December 31, 1999          73,871,895   $4,270,195    $-           $(3,115,833)     $1,154,362

Shares cancelled; included in error    (500,992)       -                              -

Shares issued for WebWizard acquisition   1,762,554    705,022                       705,022

Shares issued as compensation           1,650,000    660,000                       660,000

Shares issued for PVTel acquisition     2,150,000    967,500                       967,500

Shares issued with Third Private
Placement                             2,100,000    817,800                       817,800

Shares issued for Alpha Computer
acquisition                             3,100,000     1,550,000                     1,550,000

Net loss for the three months ended
  March 31, 2000                                     (2,754,482)     (2,754,482)

Balance as of March 31, 2000           84,133,457     $8,970,517        -           $(5,870,315)      3,100,202

Shares issued as transaction fees       336,000    151,200                        151,200

Shares issued to directors as
compensation                            150,000         60,000                         60,000

Shares issued with Fourth Private
Placement                            3,500,500  4,083,115                      4,083,115

Shares issued as transaction fees       200,000    200,000                        200,000

Net loss for the three months ended
  June 30, 2000                                             (8,698,412)      (8,698,412)

Balance at June 30, 2000         88,319,957     $13,464,832         $-     $(14,568,727)     $(1,103,895)

                                  GRACE DEVELOPMENT, INC. AND SUBSIDIARIES
                          CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                         JUNE 30, 2000 and 1999

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
All significant inter-company accounts and transactions have been eliminated.  The financial statements of the predecessor are the accounts of New Millennium Multimedia, Inc., a Georgia corporation ("
New Millennium").  New Millennium was formed on October 6, 1998, and merged with and into a subsidiary of Grace on September 28, 1999 (the "Grace Merger").  Although, as a result of the Grace Merger, New Millennium became a wholly owned subsidiary of the Company, the Grace Merger was accounted for as an acquisition of Grace by New Millennium because, following the transaction, the former shareholders of New Millennium owned a substantial majority of the outstanding common stock, no par value, of the Company ("Common Stock").  Accordingly, the historical Consolidated
Financial Statements of the Company are the financial statements of New Millennium adjusted for the assumed acquisition of the net assets of Grace in exchange for the issuance of the Company's Common
Stock.  The Grace Merger was accounted for as a purchase and, accordingly, the net assets of New Millennium were accounted for at their historical cost, and the net assets of Grace were accounted for at their fair value as of September 28, 1999.  No goodwill was recorded as a result of the Grace Merger.

The predecessor acquired Avana Communications Corporation, a Georgia corporation ("Avana"), on May 5, 1999.  The Company acquired WebWizard, Inc., a Delaware corporation ("WebWizard"), on January 31, 2000; P.V. Tel., Inc., a South Carolina corporation ("PVTel"), on February 24,
2000; and Alpha Computer Services, Inc., a Florida corporation ("Alpha Computer"), on June 30,
2000.  Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of their respective acquisitions.

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
Leasehold Improvements Life of lease
Furniture & Fixtures 5 to 10 years
Equipment & Software 2 to 7 years
Vehicles                2 to 5 years

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

Service Contracts:  The Company has service contracts that run for periods up to one year.  Revenue from these contracts is recognized ratably over the life of the contract.

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

Software Development Costs:

The Company expenses research and development costs, as incurred.  Statement of Financial Accounting
Standards No. 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed" does not materially affect the Company.

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

2. ACQUISITIONS:

WebWizard Acquisition:

On January 31, 2000, a wholly owned subsidiary of Grace completed its acquisition of WebWizard. The acquisition was accounted for as a purchase pursuant to Accounting Principles Board Statement No. 16,
"Business Combinations" ("APB 16"), and the results of Web Wizard's operations have been included in the Company's 2000 consolidated statement of operations from the date of acquisition. Total consideration for the acquisition was the issuance of 1,287,554 shares of
Grace Common Stock.  257,510 of these shares will be held in escrow until June 30, 2001, to benefit
Grace in the event of any indemnifiable claims arising out of the acquisition of WebWizard.
As a result of the acquisition of WebWizard, the Company recorded goodwill of approximately $534,000.
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

Repayment of the notes is contingent upon the note holders being afforded the right to register the shares of Common Stock they received in the PVTel acquisition in a subsequent registration by the
Company during the term of the notes pursuant to a registration rights agreement executed at the closing of the PVTel acquisition.  In the event that the note holders are not afforded the opportunity to register their stock within the prescribed period, the notes and all obligations under the notes will be canceled and all security interests in the Common Stock held by the note holders will be released.

The Company recorded goodwill of approximately $1,673,000 as a result of this transaction.  Goodwill is amortized on a straight-line basis over five years.

Alpha Computer Acquisition:

On June 30, 2000, an indirect wholly owned subsidiary of the Company merged with and into Alpha
Computer (the "Alpha Computer Acquisition").  The Alpha Computer Acquisition was
accounted for as a purchase pursuant to APB 16 and, as a result, Alpha Computer's assets have been included in the Company's 2000 consolidated statements as of the date of acquisition.
Total consideration for the acquisition was the issuance of 3,100,000 shares of Grace Common Stock.
620,000 of these shares will be held in escrow until March 30, 2001, to benefit Grace in the event of any indemnifiable claims arising out of the Alpha Computer Acquisition.

The Company recorded goodwill of approximately $2,734,000 as a result of this transaction.  Goodwill is amortized on a straight-line basis over five years

3. INVESTMENTS IN CERTIFICATES OF DEPOSIT:

The Company accounts for its investments under Financial Accounting Standards Board ("FASB")
No. 115 "Accounting for Certain Investments in Debt and Equity Securities."  As of June 30,
2000, the Company's investments consisted of the following:
                             Maturity Date          Interest Rate             Amount

Certificate of Deposit        September 24, 2000      4.689%                $2,000,000
Certificate of Deposit        July 29, 2000           5.250%                   700,000
                                                                             $2,700,000

These certificates of deposit are pledged against lines of credit (see Note 6).

4. ACCOUNTS RECEIVABLE:

The Company does not have a secured interest in its accounts receivable, however it does have legal recourse for defaulted amounts. The maximum accounting loss from the credit risk associated with accounts receivable is the face amount of the receivable recorded, less any allowance for doubtful accounts.

Accounts Receivable Sold With Recourse
In the normal course of business, the Company discounts or sells accounts receivable with recourse to a factor.  As of June 30, 2000 there were approximately $396,300 of such receivables.  The factor reserves an amount equal to 35% of each receivable account sold.  As each account is paid in full, the reserve associated with the paid account will be returned to the Company.  The fee for factoring the receivable is 3% of the face amount of each invoice factored.  After 90 days, if the receivable is not collected, the factor at its discretion may require the Company to repurchase the receivable for 68% of the net sale of the invoice.

5. COMMITMENTS AND CONTINGENCIES:

Concentrations of Credit Risk:

The Company maintains the majority of its cash deposits and investments at five financial depository institutions. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institutions failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled approximately $2,500,000 at June
30, 2000.

6. LINES OF CREDIT:

The Company has a line of credit with Bank of America to provide working capital of up to $50,000.
The interest rate is 10.50% per annum payable monthly.  The balance on the line of credit was $50,300 on June 30, 2000.  The line of credit is unsecured.

The Company has a line of credit with BankTennessee to provide working capital of up to $650,000.
The interest rate is 7.250% per annum payable monthly.  The balance on the line of credit was
$649,900 on June 30, 2000.  The line of credit is secured by a Certificate of Deposit in the amount of $700,000, which matured on July 29, 2000. The proceeds were used to satisfy the outstanding balance.
The Company has a line of credit with Regions Bank to provide working capital of up to $2,000,000.
The interest rate is 5.998% per annum payable monthly.  The balance on the line of credit was
$1,721,661 on June 30, 2000.  The line of credit is secured by a Certificate of Deposit in the amount of $2,000,000, and matures on September 24, 2000.

A second line of credit with Regions Bank to provide working capital of up to $1,000,000 was paid off on June 15, 2000.

On January 21, 2000, the Company obtained an additional $1,000,000 line of credit from Regions Bank.
The line of credit bears interest at a variable rate (initially 9.0% per annum), payable monthly.
The line is secured by 500,000 shares of the Company's Common Stock that are. owned by Signal
Compression, Inc. ("Signal").  The shares are subject to an agreement, whereby the Company was required to pay $37,500 and issue 200,000 shares of common stock to Signal for the right to collateralize the shares.  The line is personally guaranteed by Richard S. Granville, III, a former
Chief Executive Officer and director of the Company.  As of May 22, 2000, the line of credit had been paid down to $10,200 and converted to a term loan with a maturity of March 24, 2001.

7. SENIOR CONVERTIBLE NOTES PAYABLE:

The Company has senior convertible notes payable with a face value of $6,500,000 that were issued with the Fourth Private Placement (see Note 9).  The notes bear interest at a rate of 12% per annum, payable annually. The notes are due April 14, 2002. The $6,500,000 of proceeds was allocated between the stock, stock warrants and debt issued and as a result, the note was recorded at a discount of approximately
$3,740,668.   The difference between the face amount of the note and the discounted amount is normally amortized over the period between date of issuance and the earliest conversion date of the related note.
Since the notes were immediately convertible, the Company was required to record a charge to operations of $3,740,668, as of the issue/conversion date.

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

9. PRIVATE PLACEMENTS:

Third Private Placement

On March 1, 2000, the Company entered into a private placement agreement with C'S Private Equity Fund,
LP ("C'S)" (the "Third Private Placement"), pursuant to which the Company issued to C'S 14 units ("C'S Units") for $100,000 per C'S Unit.  Each C'S Unit consisted of (i) a
$100,000 convertible senior secured note of the Company and (ii) 150,000 shares of the Company's
Common Stock.  An aggregate of 2,100,000 shares of the Company's Common Stock were issued along with a convertible senior secured note payable to C'S in the principal amount of $1,400,000.  The net proceeds of $1,363,000 were used for the purchase and working capital requirements of WebWizard and
PVTel.  The note was due March 2, 2001, and bore interest at a rate of 12% per year, payable quarterly.

 On April 14, 2000, approximately $1,421,000 of the proceeds from the Fourth Private Placement was used to repay all of the outstanding principle and interest on this note.  As a result of the early payoff, the Company incurred a one-time charge to operations of $1,207,508 in the second quarter of 2000 representing the difference between the face value of the note and the discount recorded in the financial statements of $770,000, together with all deferred transaction fees and costs of $237,508.
Fourth Private Placement

On April 14, 2000, the Company entered into a Securities Purchase Agreement (the "Fourth Private
Placement") with Greenlight Capital, L.P. (Greenlight) and certain affiliates of Greenlight (the
"Purchasers") pursuant to which the Company agreed to issue for an aggregate purchase price of $6.5 million, (a) 3,000,000 shares of Common Stock, (b) the Company's 12% senior secured convertible promissory notes with an original principal amount of $6,500,000 (the "Greenlight
Notes") convertible into shares of Common Stock at a conversion price of $1.00 per share, (c)
stock purchase warrants (the "Greenlight Warrants") to purchase 6,500,000 shares of Common
Stock at an exercise price of $1.00 per share, and (d)(1) options, exercisable on August 14, 2000, and
December 14, 2000, to purchase for an aggregate purchase price of $4.5 million on each date, (A)
1,575,000 shares of Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common Stock at a conversion price of $1.00 per share, and (C) Warrants to purchase
2,925,000 shares of Common Stock at an exercise price of $1.00 per share, and (2) an option, exercisable on April 14, 2001, to purchase for an aggregate purchase price of $4.5 million, (A) 1,050,000 shares of
Common Stock, (B) Notes with an original principal amount of $2,925,000 convertible into shares of Common
Stock at a conversion price of $1.50 per share, and (C) Warrants to purchase 1,950,000 shares of Common
Stock at an exercise price of $1.50 per share (the "Greenlight Options").  The Greenlight
Note is guaranteed by all of the subsidiaries of the Company and is secured by all of the issued and outstanding capital stock of all of the Company's subsidiaries.  $1,421,000 of the net proceeds of the Fourth Private Placement were used to repay all of the outstanding principal and interest on the note issued in the Third Private Placement, and the remainder of the net proceeds will be used for the
Company's working capital requirements.

All of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Options, are "
restricted securities" under Rule 144 promulgated under the Securities Act.  Such securities may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.
Pursuant to a registration rights agreement executed at the closing of the Fourth Private Placement, all of the shares of Common Stock issued pursuant to the Fourth Private Placement, including any shares issued pursuant to the Greenlight Note, the Greenlight Warrant and the Greenlight Options, were granted "
demand" and "piggyback" registration rights.  Subject to certain conditions set forth in the registration rights agreement, the demand registration rights require that, 30 days following the date on which the Company becomes eligible to use Form S-3, the Company use its reasonable best efforts to register the applicable shares as soon as practicable.  Subject to certain conditions set forth in the registration rights agreement, the piggyback registration rights permit the holders of the covered shares to include such shares in a registration by the Company when and if the Company proposes to register any
Common Stock under the Securities Act for sale to the public on a form that would also permit the registration of the covered shares (other than registrations on Forms S-8 or S-4).

As of August 14, 2000, Greenlight had not exercised their option to purchase additional stock from the
Company.

10. STOCK COMPENSATION:

On February 16, 2000, pursuant to an amended and restated employment agreement, the Company awarded the
President of the Company 1,000,000 shares of the Company's Common Stock for prior services rendered during 1999 and 2000.  The shares were valued at $400,000 and a non-cash expense was recorded in the statement of operations for the year ended December 31, 1999 of $266,666 and in the statement of operations for the quarter ended March 31, 2000 of $133,334.  Additionally, the Company will provide funds to pay all taxes associated with the stock grant, and has agreed to accept a promissory note in the amount of $141,800 from the President.  If the President of the Company has not been terminated for cause or voluntarily resigned without good cause as of December 31, 2001, then the Company will forgive 50% of the principle and accrued interest then payable under such note. The liability for the tax payment has been recorded and upon payment, the note will then be recorded.

On April 14, 2000, the Company awarded Louis Friedman, currently a Director of the Company, 500,500 shares of the Company's Common Stock for services rendered in conjunction with the Fourth Private Placement.
The shares were valued at $500,500 and a non-cash expense was recorded in the statement of operations for the quarter ended June 30, 2000.  In the event Greenlight exercises certain options it received in conjunction with the Fourth Private Placement, Mr. Friedman will be eligible for additional shares.
11. RELATED PARTY TRANSACTIONS:

On April 19, 2000, the Company paid $150,000 in fees to Team Warlock Racing, an affiliate of Mr. Richard
S. Granville, a former Chief Executive Officer and Director of the Company.  The fees are pursuant to a marketing agreement, whereby Team Warlock will promote Avana Communications as a major sponsor as part of a national marketing campaign.

12. STOCK OPTIONS:

The Company has not yet adopted a stock option plan but has awarded stock options to certain directors, officers, and employees.  The options vest in varying percentages, over varying time frames ranging from
"date of grant," up to 4 years.  The options, after vesting, will expire in varying periods ranging from 1 to 10 years.  At June 30, 2000, 1,975,000 options were vested, with none being exercised or expired.

                 Number of Options Outstanding     Weighted AverageExercise Price Outstanding

December 31, 1998                     0                                              N/a
 Awarded               1,592,540                                             $1.00
 Exercised                     0                                             ______

December 31, 1999             1,592,540                                            $1 .00
 Awarded               7,987,480                                              $.68
 Exercised                     0
 Cancelled/Expired             0                                             ______

March 31, 2000                9,580,020                                              $.73

 Awarded               1,444,678                                             $1.00
 Exercised                     0
 Cancelled/Expired      (868,960)                                            $(.68)

June 30, 2000                10,155,738                                              $.70

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
Had compensation cost for the Company's stock options and employee stock purchase plans been determined based on the Black-Scholes model at the various grant dates, pro forma statements of operations for the period ended June 30, 2000, would have been as follows:
                          As reported            Adjustments       Pro Forma
Net Loss                    $11,610,947               $(279,777)     $11,890,724
Loss per share                     (.15)                                           (.15)

The fair value of cash options on each date of grant is determined based on the following assumptions:

 Risk free interest rate:                6.25%
 Life:                                        4 to 10 years
 Dividends:                                none
 Volatility:                                100%        124%
 Weighted average grant debt fair value:        $0.40

13.  SUBSEQUENT EVENTS

Sale of ISP dial-up customers:

On August 31, 2000, the Company entered into an agreement to sell its Internet Access dial-up subscribers to Earthlink Enterprises, Inc. Under terms of the agreement, payment will be made in increments. Initially, a portion of the purchase price will be paid upon transfer of the customer database and acceptance by the customer of the transfer; subsequent payments will be made upon the completion of two billing /payment cycles. Approximately 4,500 subscribers will be included in the sale.  Because of the contingent nature of the sale no estimate of revenue has been made. Revenue will be recorded as received in the third and fourth quarters of 2000.

Additional borrowings:

On August 3, 2000, the Company borrowed $100,000 from Dr. Lee Silverstein, a Director of the Company, and $35,000 from James M. Blanchard, President and a Director of the Company.  The loans bear an interest rate of the prime rate plus 4%.  In consideration of the loans, the Company agreed to repay the loans as soon as adequate additional funding is obtained. Additionally, the Company has agreed to issue discounted warrants to purchase up to 1,000,000 shares and 350,000 shares of the Company's common stock to Dr. Silverstein and Mr. Blanchard, respectively, at a purchase price of $.10 per share with an exercise period of five years.

On August 31, 2000, in connection with the sale of the Company's dial-up subscribers described above, Greenlight Qualified, LP loaned the Company $200,000. The note is secured by an assignment of proceeds from the sale and matures on September 11, 2000, which coincides with the first payment from
Earthlink. The note has an interest rate of twenty-five percent.

Litigation:

On June 15, 2000, the Board of Directors of the Company voted to terminate for cause the employment of Mr. Benjamin F. Holcomb, Chairman of the Board and Chief Executive Officer of the Company, pursuant to the terms of Mr. Holcomb's Employment Agreement with the Company dated February 1, 2000. The termination date was effective as of July 15, 2000.

A dispute exists between Mr. Holcomb and the Company concerning the events related to the termination of Mr. Holcomb's employment, and the Company has received from Mr. Holcomb a purported Notice of
Termination of the Employment Agreement, dated June 14, 2000.  Mr. Holcomb has also resigned from the
Company's Board of Directors, effective June 15, 2000.

On July 13, 2000, Benjamin J. Holcomb, former CEO and Chairman, filed a lawsuit in the Superior Court of DeKalb County, Georgia, naming Grace Development, Inc. and Louis Friedman, a Director of the Company,
as defendants. The lawsuit seeks to enforce a purported settlement agreement between Holcomb and the
Company, or alternatively to recover damages for fraud, negligent misrepresentation, and breach of contract against Grace and for fraud, negligent misrepresentation, and tortious interference with contractual relations against Mr. Friedman. The lawsuit seeks a judgment of at least $150,000 under the purported settlement agreement or at least $500,000 under the alternative damages theories. The
Company and Friedman deny the allegations in the lawsuit and intend to defend the lawsuit vigorously.

Computer Plus Sales and Services, Inc. Acquisition:

On July 31, 2000, a wholly owned subsidiary of Grace entered into an agreement to acquire ComputerPlus
Sales and Services, Inc. (CPSS). The acquisition is expected to be completed in the third quarter, and will be accounted for as a purchase pursuant to Accounting Principles Board Statement No. 16, "
Business Combinations" ("APB 16"), and, upon the closing of the transaction, the results of CPSS's operations will be included in the Company's 2000 consolidated statement of operations from the date of acquisition. Total consideration for the acquisition will be the issuance of approximately 3,000,000 shares of Grace Common Stock, with a portion of these shares to be held in escrow to benefit Grace in the event of any indemnifiable claims arising out of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words "may," "would,"
"could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Other potential risks and uncertainties include, but are not limited to:
   whether the Company can obtain additional capital to cover its operating losses and fund working capital requirements;

   whether the Company will achieve the desired results of its recently implemented cost reduction and consolidation initiatives;

   significant increases in competitive pressure in our industry;

   whether the Company can successfully implement new business strategies and manage projected growth;
   changes in political conditions or the legislative or regulatory environment;

   general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in business activity;

   changes occurring in business conditions and inflation;

   changes in technology;

   changes in the securities markets; and

   other risks and uncertainties detailed from time to time in our filings with the Securities and
     Exchange Commission, including our Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

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

The predecessor acquired Avana Communications Corporation on May 5, 1999.  The Company acquired WebWizard on January 31, 2000; PVTel on February 24, 2000; and Alpha Computer on June 30, 2000.  Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of the respective acquisition.

REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of  $11,452,894 for the period ended June 30, 2000 and had a working capital deficiency of $3,704,699 at June 30, 2000.  The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the period ended June 30, 2000 and
1999.

Management plans to grow revenues through the expansion of its product offerings to its existing and
acquired customer base, added during the first quarter.    This revenue model is expected to generate
recurring revenues to work towards a positive cash flow.  Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000 activities.

 In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations.  There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This section does not contain a quarter-to-quarter comparison of the Company's 2000 and 1999 financial information because the Company did not have any significant operations in the first and second quarters of
1999,and as such, the comparison would not be meaningful.

RESULTS OF OPERATIONS

Revenues:  Revenues for the second quarter ended June 30, 2000, totaled $2,365,863 and indicates an increase of $1,739,802 or 278% over first quarter revenues of $626,061. The increase can be attributed primarily to first quarter acquisitions, however, internal growth in existing businesses generated approximately $224,369, a 36% increase over first quarter revenues.

Cost of Services:  Cost of services for providing Internet and Telecom services includes salaries and wages of those employed in customer and field service and in the technical support areas needed to maintain and upgrade the Company's network and systems.  In addition, cost of services includes those cost associated with the design and implementation, including product cost, of network installations. For the quarter ended
June 30, 2000, cost of services was $2,234,636, or 94% of revenues; a $1,718,517 increase from first quarter costs of $516,119. Management has addressed and identified various causes of the margin erosion, and steps have been taken to reduce and eliminate the cause.

Sales and Marketing Expenses:  Sales and marketing expenses include the salaries and wages of sales and marketing personnel, advertising costs for the Internet operations and development of the promotional campaign for both telecommunications sales and corporate branding.  For the quarter ended June 30, 2000, sales and marketing expenses were $620,779; an increase over first quarter expense of $489,258.  This represents an increase of $131,521 or 27%; however, on a comparative basis to revenues, the second quarter
indicates an improvement over the first quarter; 28% vs. 82%.   Sales and marketing expenses are expected
to increase as the Company pursues an aggressive sales effort.

General and Administrative Expenses:  Included in General and Administrative expenses are salaries and wages of senior management and corporate headquarters personnel, professional fees, travel expenses, office supplies and other general expenses.  Expenses in these categories increased due to growth in the number of employees, the closing of several acquisitions and financings, and increased costs related to pursuing potential acquisitions and related financing activities.  For the quarter ended June 30, 2000, General and Administrative expenses were $2,482,937; an increase of $661,192 or 36% over the first quarter expense of $1,821,745.

Depreciation and Amortization:  Depreciation expenses are computed using the straight-line method based upon the estimated useful lives of assets, generally two to ten years.  Goodwill and other intangible costs are amortized over a five-year period.  For the quarters ended June 30 and March 31, 2000, depreciation expense and amortization expense were $318,835 and $292562; and $279,755 and $93,104, respectively. The increase in depreciation and amortization is attributed primarily to first quarter acquisitions and their related asset base and acquired goodwill.

Interest Expense:  The Company currently incurs interest expense on its lines of credit and under capitalized leases.  For the quarter ended June 30, 2000, interest expense was $237,491; an increase of $90,663 over first quarter cost of  $146,828. The increase can be attributable to the maturation of certain financing leases, and the inclusion of related interest for a full quarter.

Interest Income:  The Company currently earns interest income on cash and cash equivalents and investments.
For the quarter ended June 30, 2000, interest income was $35,784; a minor decrease over first quarter income of $42,540.

Balance Sheet:

Accounts receivable, net of the allowance for doubtful accounts, increased from $56,458 at the end of 1999, to
$1,107,056 as of June 30, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and increased billings from sales of telecommunications services.

Equipment and software increased from $2,530,895 at the end of 1999, to $7,645,895 as of June 30, 2000, due
in part to the acquisition of WebWizard, PVTel and Alpha Computer, but primarily to the purchase of approximately $3,500,000 in new network equipment from Lucent Technologies.

Goodwill, net of amortization, increased from $600,547 at the end of 1999, to $5,262,416 as of June 30, 2000,
due to the acquisition of WebWizard, PVTel and Alpha Computer.

Accounts payable increased from $360,532 at the end of 1999, to $2,406,477 as of June 30, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and to the increased purchasing activity related to the growth of internally generated revenues.

Accrued liabilities increased from $218,182 at the end of 1999, to $609,634 as of June 30, 2000, due in part to the acquisition of WebWizard, PVTel and Alpha Computer; and also related to costs associated with the third and fourth private placement financings.

Lines of credit decreased from $3,074,339 at the end of 1999, to $2,432,061 as of June 30, 2000, due primarily to the payoff of lines of credit with Regions Bank totaling approximately $2,000,000 (net of draws).  These lines of credit had been paid down to approximately $10,000, with a portion of the proceeds from the Fourth
Private Placement.

Obligations under capital leases, net of current portion, increased from $1,237,634 at the end of 1999, to
$4,109,448 as of June 30, 2000, due primarily to the purchase of approximately $3,500,000 in new network equipment from Lucent Technologies and to the acquisition of WebWizard, PVTel and Alpha Computer.  The current portion of obligations under capital lease increased from $735,170 at the end of 1999, to $1,631,941 as of June
30, 2000.

Stockholders' equity represented by Common Stock outstanding increased from $4,270,195 at the end of
1999, to $13,622,885 as of June 30, 2000, due primarily to the issuance of shares related to the acquisition of WebWizard, PVTel and Alpha Computer, the Third and Fourth Private Placements, and the issuance of shares as compensation, as discussed in the notes to the financial statements.

The accumulated deficit increased from $3,115,833 at the end of 1999, to $14,726,780 as of June 30, 2000, due
primarily to a net loss from operations of $6,463,838 and extraordinary one time charge of $4,989,056 related to the Third and Fourth private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, the Company's operating activities required net cash of $5,669,743.
Working capital decreased by $1,029,825 in the period ended June 30, 2000.  Working capital was provided by proceeds from the Third and Fourth Private Placement financing, which was offset in part by the current portion of leases capitalized during the quarter and draws against the lines of credit used for the same period.
Changes in net cash from operations resulted primarily from the loss for the period offset in part by non-cash items of depreciation, amortization and compensation paid in the form of stock.  The changes in net cash were also affected by a net increase of $499,222 in accounts receivable, prepaid expenses, other assets; with additional cash us by a decrease in accounts payable and accrued liabilities of $366,699.

Cash provided investing activities was $841,988 for the six months ended June 30, 2000.  Expenditures of cash for property and equipment were made totaling $277,241 for the quarter ended June 30, 2000.

The Company's financing activities occurring in the first half of 2000 consisted of the Third and Fourth
Private Placements and four lines of credit.  This activity generated $4,885,537 net of certain repayments, to the Company.  Notes 7,8, and 10 to the Consolidated Financial Statements of the Company (included in Item
1 of Part I of this Form 10-Q are incorporated herein by reference) describe the Third and Fourth Private
Placements, and the lines of credit.

Cash provided by financing activities consisted primarily of proceeds from private placements of $1,400,000
(Third Private Placement) and $6,500,000 (Fourth Private Placement), and net proceeds from line of credit borrowings of $357,722.  These amounts were offset by repayment of the third private placement note of
$1,400,000; repayment of lines of credit of $1,450,000; payment on obligations under capital leases of
$472,185 and deferred debt transaction costs of $50,000.

As of June 30, 2000, the Company had cash and cash equivalents of $160,263.  The Company also had $2,700,000 in certificates of deposit less offsetting related liabilities in the form of lines of credit of $2,432,061.
The net proceeds available from certificates of deposit less the corresponding liability totaled $267,939.
With $160,263 of cash and cash equivalents and $267,939 of net proceeds available from certificates of deposit, the Company had $428,202 with which to meet its current obligations and fund its operations.
Management believes this amount is not sufficient to cover the Company's anticipated operating losses and expand its business as currently planned.  The Company will therefore require additional capital to fund its anticipated operating losses and planned capital expenditure requirements.

In order to fund these requirements, the Company anticipates that it will be required to raise additional financing from public or private equity or debt sources.  Additionally, if the Company's plans or assumptions change (including those with respect to the development of the network, the level of its operations and its operating cash flow), if its assumptions prove inaccurate, if it consummates additional investments or acquisitions, if it experiences unexpected costs or competitive pressures, or if existing cash and any other borrowings otherwise prove to be insufficient, the Company may be required to seek additional capital sooner than expected.  The Company's operations and financial condition will be materially and adversely affected if the Company is unable to obtain such additional capital or is unable to obtain such
additional capital on acceptable terms.   There can be no assurances that the Company will be able to raise equity capital, obtain capital leases or bank financing or incur other borrowings on commercially reasonable terms, if at all.

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

YEAR 2000 COMPLIANCE

The Company dedicated resources to address the potential hardware, software, and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that its service providers took similar measures.  As a result of these efforts, the Company has not experienced any material disruptions in its operations in connection with, or following, the transition to the Year 2000.  Given that the majority of the Company's telecommunications network infrastructure and critical back office systems were acquired after 1997, Year 2000 compliance was substantially ensured at the time of acquisition.  The total cost to complete the Company's Year 2000 compliance efforts was negligible.  While the Company tested its own mission-critical systems for Year 2000 compliance, the
Company does not control the systems of its suppliers, strategic partners and customers.  The Company received assurances prior to December 31, 1999, from its suppliers and strategic partners regarding the
Year 2000 readiness of their systems.  We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not invested in financial instruments that subject the Company to material market risk.
Financial instruments which the Company holds are disclosed in Note 3 to the Company's Consolidated
Financial Statements on page 9 herein.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2000, the Board of Directors of the Company voted to terminate for cause the employment of
Mr. Benjamin F. Holcomb, Chairman of the Board and Chief Executive Officer of the Company, pursuant to the terms of Mr. Holcomb's Employment Agreement with the Company dated February 1, 2000.The termination date was effective as of July 15, 2000.

A dispute exists between Mr. Holcomb and the Company concerning the events related to the termination of Mr. Holcomb's employment, and the Company has received from Mr. Holcomb a purported Notice of
Termination of the Employment Agreement, dated June 14, 2000.  Mr. Holcomb has also resigned from the
Company's Board of Directors, effective June 15, 2000.

On July 13, 2000, Benjamin J. Holcomb, former CEO and Chairman, filed a lawsuit in the Superior Court of DeKalb County, Georgia, naming Grace Development, Inc. and Louis Friedman, a Director of the Company,
as defendants. The lawsuit seeks to enforce a purported settlement agreement between Holcomb and the
Company, or alternatively to recover damages for fraud, negligent misrepresentation, and breach of contract against Grace and for fraud, negligent misrepresentation, and tortious interference with contractual relations against Mr. Friedman. The lawsuit seeks a judgment of at least $150,000 under the purported settlement agreement or at least $500,000 under the alternative damages theories. The
Company and Friedman deny the allegations in the lawsuit and intend to defend the lawsuit vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
(a) Exhibits.
The exhibits that are required to be filed or incorporated by reference herein are listed in the
Exhibit Index.
(b)  Reports on Form 8-K.

1. Amendment No. 1 to Current Report on Form 8-K, dated January 31, 2000, filed April 14, 2000, pursuant to the acquisition of WebWizard, Inc.
2. Current Report on Form 8-K, dated March 30, 2000, filed April 14, 2000, disclosing the acquisition of Alpha Computer Services, Inc.
3. Amendment No. 2 to Current Report on Form 8-K, dated January 31, 2000, filed May 8, 2000 in connection with the acquisition of WebWizard, Inc.
4. Amendment No. 1 to Current Report on Form 8-K, dated February 24, 2000, filed May 9, 2000 in connection with the acquisition of P.V. Tel., Inc.
5. Amendment No. 2 to Current Report on Form 8-K dated February 24, 2000, filed May 16, 2000 in connection with the acquisition of P.V. Tel., Inc.
6. Current Report on Form 8-K dated June 15, 2000, filed June 30, 2000 in connection with the termination of the employment of the Chairman of the Board and Chief Executive Officer of the
   Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GRACE DEVELOPMENT, INC.
(Registrant)

Date:  September 12,2000                          By:   /s/ James M. Blanchard
       James M. Blanchard
       President

        By:   /s/ James C. Foregger
       James C. Foregger
       Director of Finance
       (Principal financial and accounting officer)

27.1 Financial Data Schedule.

</TEXT>
</DOCUMENT>
<DOCUMENT>
<TYPE>     EX-27
<DESCRIPTION>     FINANCIAL DATA SCHEDULE
<TEXT>
<ARTICLE> 5
<LEGEND>
     Grace Development, Inc.
</LEGEND>
<MULTIPLIER> 1000

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          DEC-31-2000
<PERIOD-START>                             APR-01-2000
<PERIOD-END>                               JUN-30-2000
<CASH>                                             210
<SECURITIES>                                     2,700
<RECEIVABLES>                                    1,204
<ALLOWANCES>                                      (97)
<INVENTORY>                                         18
<CURRENT-ASSETS>                                 4,223
<PP&E>                                           8,004
<DEPRECIATION>                                   (864)
<TOTAL-ASSETS>                                  17,671
<CURRENT-LIABILITIES>                            7,927
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                        13,465
<OTHER-SE>                                     (14,569)
<TOTAL-LIABILITY-AND-EQUITY>                    17,671
<SALES>                                          2,365
<TOTAL-REVENUES>                                 2,365
<CGS>                                            2,235
<TOTAL-COSTS>                                    3,715
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                                 202
<INCOME-PRETAX>                                 (3,786)
<INCOME-TAX>                                         0
<INCOME-CONTINUING>
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                 (4,913)
<CHANGES>                                            0
<NET-INCOME>                                    (8,698)
<EPS-PRIMARY>                                     (.10)
<EPS-DILUTED>                                     (.10)

</TEXT>
</DOCUMENT>
</SUBMISSION>