Form 10-Q
period 2000-09-30
GRACE DEVELOPMENT INC
filed 2000-11-20
CIK 846899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


For the quarterly period ended   September 30, 2000
                               ---------------------

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
                   Fiscal Year, if Changed Since Last Report)

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes                     No    X
                                              ---------------        --------


       As of October 31, 2000, there were 88,319,957 shares of the registrant's common stock, no par value, outstanding.

                             GRACE DEVELOPMENT, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                                                          Page

PART I............................................................................................................2

FINANCIAL INFORMATION.............................................................................................2
         ITEM 1.      FINANCIAL STATEMENTS........................................................................2
         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......21
         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................26

PART II..........................................................................................................26
         ITEM 1.      LEGAL PROCEEDINGS..........................................................................26
         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................................................27

SIGNATURES.......................................................................................................27

EXHIBIT INDEX....................................................................................................28




                                     PART I

                              FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

The Company was unable to obtain the review of the Consolidated Financial Statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. The Company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and, if necessary, the Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2000 as soon as practicable after the required review is completed.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $2,148,913 for the quarter, and $13,601,806 for the nine-month period ended September 30, 2000 and had a working capital deficiency of $5,536,054 at September 30, 2000. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities of $5,243,762 during the period ended September 30, 2000 and 1999.

The Company continues to grow revenues through the expansion of its product offerings to its existing and acquired customer base added during the first half of the year. This revenue model is expected to generate recurring revenues which could contribute towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000-2001 activities.

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



                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                               September 30,          December 31,
                                                                                   2000                   1999
                                                                          -----------------------   ------------------
                                                                                (Unaudited)             (Audited)
ASSETS:

Cash and cash equivalents                                                              $ 277,349            $ 102,481
Restricted cash                                                                           50,000                    -
Investment in certificates of deposit                                                    104,773            3,700,000
Accounts receivable, net of allowance for doubtful accounts of                         1,390,078               56,458
     $ 200,000 at September 30, 2000 and $ 10,500 at December 31, 1999
Inventory                                                                                 96,833                    -
Prepaid expenses and other assets                                                        503,285              156,599
Officer advances                                                                          24,435               25,012
                                                                          -----------------------   ------------------
               Total current assets                                                    2,446,754            4,040,550

Property and equipment:
     Leasehold improvements                                                              179,269               45,468
     Furniture and fixtures                                                              158,027               84,949
     Equipment and software                                                            7,557,421            2,530,895
     Vehicles                                                                            146,891                    -
                                                                          -----------------------   ------------------
                                                                                       8,041,609            2,661,312
     Less: Accumulated depreciation and amortization                                  (1,319,888)            (263,423)
                                                                          -----------------------   ------------------
                                                                                       6,721,721            2,397,889

Other assets:
     Goodwill and other intangibles, net of amortization                               4,994,787              600,547
          of $711,585 at September 30, 2000 and $75,931 at December 31, 1999
     Notes receivable - Related party                                                    450,000              434,500
     Advances to acquisition candidates                                                        -               50,000
     Other non-current assets                                                            501,984               75,329

                                                                          -----------------------   ------------------
               Total assets                                                         $ 15,115,245          $ 7,598,815
                                                                          =======================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accounts payable                                                                     $ 4,097,890            $ 360,532
Deferred revenues                                                                        164,167              141,930
Accrued compensation - officers and directors                                            591,800              676,666
Accrued and other liabilities                                                            786,325              218,182
Lines of credit                                                                           50,691            3,074,339
Current portion of obligations under capital lease                                     1,739,588              735,170
Current portion of long term debt                                                        552,347                    -
                                                                          -----------------------   ------------------
               Total current liabilities                                               7,982,808            5,206,819

Senior convertible notes payable                                                       6,500,000                    -
Obligations under capital leases, net of current portion                               3,737,877            1,237,634
Long term debt, net of current portion                                                   147,368                    -

                                                                          -----------------------   ------------------
                                                                                      18,368,052            6,444,453

                                                                          -----------------------   ------------------


Stockholders' deficit
     Grace Common stock; no par value;  800,000,000                                   13,464,833            4,270,195
        shares authorized; 88,319,957 issued and outstanding
        at September 30, 2000; and 73,370,903 at December 31, 1999.
     Accumulated deficit                                                             (16,717,640)          (3,115,833)

                                                                          -----------------------   ------------------
               Total stockholders' deficit                                            (3,252,807)           1,154,362
                                                                          -----------------------   ------------------

               Total liabilities and stockholders' deficit                          $ 15,115,245          $ 7,598,815
                                                                          =======================   ==================






                    GRACE DEVELOPMENT, INC. AND SUBDSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three months ended   Three months ended    Nine months ended   Nine months ended
                                                       September 30,       September 30,         September 30,       September 30,
                                                         2000                1999                   2000                1999
                                                      ----------------    ---------------       ----------------    ----------------
                                                           (Unaudited)        (Unaudited)             (Unaudited)        (Unaudited)


   Revenues                                                $ 2,820,413         2,8$0307,515           $ 5,812,337          $ 500,431

   Operating expenses
     Cost of services                                        2,243,638              246,440             4,994,394            293,388
     Sales and marketing expenses                              459,130               54,836             1,569,166             67,635
     General and administrative expenses                     1,089,682              363,952             5,394,400            676,947
     Depreciation and Amortization                             762,751               90,271             1,747,007             96,288

                                                        ----------------   ----------------      ----------------   ----------------
        Total operating expenses                             4,555,201              755,499            13,704,967          1,134,258

                                                        ----------------   ----------------      ----------------   ----------------
        Loss from operations                                (1,734,788)            (447,984)           (7,892,630)         (633,827)
                                                        ----------------   ----------------      ----------------   ----------------

   Other income (expense)
     Interest income                                           120,725                4,737               199,049              5,078
     Interest expense                                         (534,850)            (201,558)             (919,169)         (205,711)

                                                        ----------------   ----------------      ----------------   ----------------
                                                        ----------------   ----------------      ----------------   ----------------
        Total other income (expense)                          (414,125)            (196,821)             (720,120)         (200,633)
                                                        ----------------   ----------------      ----------------   ----------------

        Loss before extra ordinary items                    (2,148,913)            (644,805)           (8,612,750)         (834,460)

   Extraordinary items
     Charge for early retirement of debt                            -                                  (1,207,508)
     Transaction fees related to Private Placement                  -                                  (3,781,548)

                                                        ----------------                         ----------------
                                                        ----------------   ----------------      ----------------   ----------------
        Total extraordinary items                                   -                                  (4,989,056)
                                                         ----------------   ----------------     ----------------   ----------------

        Loss before income taxes                             (2,148,913)           (644,805)          (13,601,806)         (834,460)

        Income tax expense                                          -                     -                     -                  -

                                                        ----------------   ----------------      ----------------   ----------------
        Net loss                                           $ (2,148,913)         $ (644,805)        $ (13,601,806)       $ (834,460)
                                                        ================   ================      ================   ================


        Net loss per common share before extraordinary items    $ (0.02)              N/A                $ (0.11)             N/A
                                                             ===========     ==============      ================   ================

        Basic and diluted net loss per common share            $ (0.02)             $ (0.02)             $ (0.17)           $ (0.02)
                                                            ============     ==============      ================   ================


        Weighted average common shares outstanding          88,319,957            36,352,318           80,771,664         36,352,318
                                                            ============     =================   ================    ===============









                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                           Nine months ended  Nine months ended
                                                                              September 30,    September 30,
                                                                                2000               1999
                                                                           ----------------   ---------------



   Cash flows from operating activities
   Net loss                                                                  $ (13,601,806)       $ (834,460)

   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                            1,056,466            96,288
         Amortization                                                              690,541
         Allowance for doubtful accounts                                           103,244
         Issuance of common stock for compensation                                 840,000           174,375
         Issuance of common stock for origination fees                             200,000
         Charge for early retirement of debt                                     1,207,508
         Transaction fees related to Private placement                           3,781,548
         Changes in assets and liabilities from operations
            Accounts receivable                                                 (1,121,922)           (9,845)
            Inventory                                                              (42,149)
            Prepaid expenses and other assets                                     (287,088)         (199,180)
            Related party receivables                                              (50,000)
            Officer advances                                                           577           (17,420)
            Other non-current assets                                               (78,983)          (33,772)
            Accounts payable                                                     1,860,901             7,116
            Deferred revenues                                                      (70,319)          (24,812)
            Accrued compensation - officers and directors                           66,334
            Accrued liabilities                                                    201,388           290,829

                                                                           ----------------   ---------------
               Net cash used in operating activities                            (5,243,762)         (550,881)

                                                                           ----------------   ---------------

   Cash flows from investing activities
         Acquisition of property and equipment                                    (309,361)         (257,882)
         Other intangibles                                                          49,331
         Investment in certificates of deposit                                                    (2,650,000)
         Redemption of certificate of deposit                                    3,595,227
         Issuance of notes receivable                                              (15,500)
         Acquisition of business units                                            (107,449)         (359,314)

                                                                           ----------------   ---------------
               Net cash used in investing activities                             3,212,248        (3,267,196)

                                                                           ----------------   ---------------

   Cash flows from financing activities
         Advance from officers and directors                                       135,000                 -
         Net proceeds from lines of credit                                       2,805,157         1,630,484
         Repayment of lines of credit                                           (6,593,392)         (450,000)
         Proceeds from notes payable                                             3,931,038           450,000
         Repayment of note payable                                              (1,650,000)
         Repayment of obligations under capital leases                            (809,905)          (18,263)
         Net proceeds from issuance of common stock                              4,438,469         3,030,924
                                                                           ----------------   ---------------
               Net cash provided by financing activities                         2,256,368         4,643,145

                                                                           ----------------   ---------------

   Increase in cash and cash equivalents                                           224,854           825,068

   Cash and cash equivalents at beginning of period                                102,481             3,719

                                                                           ----------------   ---------------
                                                                           ----------------   ---------------
   Cash and cash equivalents at end of period                                    $ 327,335         $ 828,787
                                                                           ================   ===============


   Supplemental disclosure of cash flow information
   ---------------------------------------------------------------------
         Cash paid for interest                                                  $ 111,842          $ 16,936
                                                                           ================   ===============


   Supplemental activities of Non-Cash Transactions:
   ---------------------------------------------------------------------

      During the six months ended June 30, 2000 and 1999, the Company acquired
         equipment under several capital lease obligations totaling            $ 3,587,439
      Stock issued for compensation                                                871,200         $ 174,375
      Stock issued  as an origination/standby fee                                  200,000


   Acquisition of business units:                                             Total 2000        Total 1999
   ------------------------------------------------------                  ----------------   ---------------
               Goodwill                                                        $ 4,935,369         $ 532,984
               Assets acquired                                                   2,012,221           115,561
               Liabilities acquired                                             (3,617,620)         (245,210)
               Stock issued                                                     (3,222,522)          (44,021)

                                                                           ----------------   ---------------
               Net cash                                                          $ 107,449         $ 359,314
                                                                           ================   ===============



                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY




                                                                              Additional
                                                        Common Stock          Paid-In         Accumulated
                                                    Shares        Amount      Capital         Deficit           Total
Issuance of New Millennium Common stock                                       $ 32,500                       $ 32,500

Net loss for the period ended

  December 31, 1998                                                                           (20,741)        (20,741)

Predecessor balance at December 31, 1998                                      $ 32,500      $ (20,741)       $ 11,759


Shares issued in repayment of

    Shareholder debt                                                            31,000                         31,000

Shares issued as compensation

    to New Millennuim shareholders                                             174,375                        174,375

Shares issued for Avana acquisition                                             44,021                         44,021

Private Placement of New

   Millennium shares                                                           777,600                        777,600

Private Placement of New

   Millennium shares                                                         3,459,319                      3,459,319

Warrants exercised                                                             147,000                        147,000

Warrant cancellation fees                                                     (395,620)                      (395,620)

Assumed purchase of net assets of

   Grace at Predecessor cost                66,246,933    $ 4,270,195       (4,270,195)

Reverse acquisition of Grace

   by New Millennium                         7,599,962        (10,000)                                       (10,000)

Shares issued for NWGA acquisition              25,000         10,000                                         10,000

Net loss for the twelve months ended

  December 31, 1999                                                                       (3,095,092)     (3,095,092)

Balance at December 31, 1999                73,871,895     $ 4,270,195          $ -     $ (3,115,833)    $ 1,154,362

Shares cancelled; included in error           (500,992)             -                                            -

Shares issued for WebWizard acquisition      1,762,554        705,022                                       705,022

Shares issued as compensation                1,650,000        660,000                                       660,000

Shares issued for PVTel acquisition          2,150,000        967,500                                       967,500

Shares issued with Third Private Placem      2,100,000        817,800                                       817,800

Shares issued for Alpha Computer acquis      3,100,000      1,550,000                                     1,550,000

Net loss for the three months ended

  March 31, 2000                                                                         (2,754,482)     (2,754,482)

Balance as of March 31, 2000                84,133,457      8,970,517            -       (5,870,315)      3,100,202

Shares issued as transaction fees              336,000        151,200                                       151,200

Shares issued to directors as compensatio      150,000         60,000                                        60,000

Shares issued with Fourth Private Place      3,500,500      4,083,115                                     4,083,115

Shares issued as transaction fees              200,000        200,000                                       200,000

Net loss for the three months ended

  June 30, 2000                                                                         (8,698,412)     (8,698,412)

Balance at June 30, 2000                   88,319,957     13,464,832            -      (14,568,727)     (1,103,895)

Net loss for the three months ended


  September 30, 2000                                                                    (2,148,913)     (2,148,913)

Balance at September 30, 2000              88,319,957   $ 13,464,832          $ -    $ (16,717,639)   $ (3,252,807)
                                          =======================================================================
                                          =======================================================================

                    GRACE DEVELOPMENT, INC. AND SUBSIDIARIES

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

The ISP operation focuses on serving individuals and small businesses. The Company's service offerings include dial-up and dedicated Internet access and business services, which are offered in various price and usage plans designed to meet the needs of our subscribers. Business services include web hosting, which entails maintaining a customer's web site; high speed, dedicated Internet access; web page design; domain name registration and customer web server co-location.

The Professional Services operation serves small and medium size businesses with a broad range of data products and services. The Company is a hardware and software reseller providing full, lifecycle consulting and professional services for LAN, WAN, ASP, VPN and Security. LAN/WAN technical maintenance and support completes the product offering.

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

The predecessor acquired Avana Communications Corporation, a Georgia corporation ("Avana"), on May 5, 1999. The Company acquired WebWizard, Inc., a Delaware corporation ("WebWizard"), on January 31, 2000; P.V. Tel., Inc., a South
Carolina corporation ("PVTel"), on February 24, 2000; and Alpha Computer Services, Inc., a Florida corporation ("Alpha Computer"), on March 30, 2000. Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of their respective acquisitions.

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

         Leasehold Improvements                               Life of lease
         Furniture & Fixtures                                 5 - 10 years
         Equipment & Software                                 2 - 7 years
         Vehicles                                             2 - 5 years


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

In July 2000, the PVTel operation was moved to Atlanta, and consolidated with existing local and long distance operations, to achieve economies of scale. Costs of the consolidation were not material and were partially offset by the sale of PVTel's Prepaid services. Management does not feel that the consolidation causes any impairment of the goodwill previously record.

Alpha Computer Acquisition:

On March 30, 2000, an indirect wholly owned subsidiary of the Company merged with and into Alpha Computer (the "Alpha Computer Acquisition"). The Alpha Computer Acquisition was accounted for as a purchase pursuant to APB 16 and, as a result, Alpha Computer's assets have been included in the Company's 2000 consolidated statements as of the date of acquisition. Total consideration for the acquisition was the issuance of 3,100,000 shares of Grace Common Stock. 620,000 of these shares will be held in escrow until March 30, 2001, to benefit Grace in the event of any indemnifiable claims arising out of the Alpha Computer Acquisition.

The Company recorded goodwill of approximately $2,734,000 as a result of this transaction. Goodwill is amortized on a straight-line basis over five years


3.       INVESTMENTS IN CERTIFICATES OF DEPOSIT:

The Company accounts for its investments under Financial Accounting Standards Board ("FASB") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2000, the Company's investments consisted of the following:

                                               Maturity Date           Interest Rate             Amount
                                         --------------------------   -----------------    --------------------

Certificate of Deposit                         March 2, 2001               5.03 %                $ 74,773
Certificate of Deposit                         March 2, 2001               5.03 %                  30,000
                                                                                           --------------------
                                                                                                $ 104,773
                                                                                           ====================

The certificates of deposit are pledged to secure letters of credit.

4.       ACCOUNTS RECEIVABLE:

The Company does not have a secured interest in its accounts receivable, however it does have legal recourse for defaulted amounts. The maximum accounting loss from the credit risk associated with accounts receivable is the face amount of the receivable recorded, less any allowance for doubtful accounts.

Accounts Receivable Sold With Recourse

In the normal course of business, the Company discounts or sells a portion of its accounts receivable with recourse to a factor. As of September 30, 2000 there were approximately $354,029 of such receivables. The factor reserves an amount equal to 35% of each receivable account sold. As each account is paid in full, the reserve associated with the paid account will be returned to the Company. The fee for factoring the receivable is 3% of the face amount of each invoice factored. After 90 days, if the receivable is not collected, the factor at its discretion may require the Company to repurchase the receivable for 68% of the net sale of the invoice.

Sale of Internet Residential Dial-up Customers

On August 31, 2000, the Company entered into an agreement to sell its Internet Access residential dial-up subscribers to Earthlink Enterprises, Inc.(Earthlink). Under the terms of the agreement, payment will be made in increments as customers are converted and billed. Initially, a portion of the purchase price was paid upon transfer of the customer database and acceptance by the customer of the transfer; subsequent payments will be made upon the completion of two billing /payment cycles. Approximately 4,500 subscribers were included in the sale. The Company has estimated revenues to be approximately $652,000 and has recorded a receivable from Earthlink for that amount.

On August 31, 2000, in connection with the sale of the Company's dial-up subscribers described above, Greenlight Qualified, LP loaned the Company $200,000. The note was secured by an assignment of proceeds from the sale and matured on September 11, 2000, which coincided with the first payment from Earthlink. The note had an interest rate of twenty-five percent. On September 11, 2000 this note was paid in full from proceeds of the sale to Earthlink.



5.       COMMITMENTS AND CONTINGENCIES:

Concentrations of Credit Risk:

The Company maintains the majority of its cash deposits and investments at five financial depository institutions. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institutions failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled approximately $111,623 at September 30, 2000.


6.       LINES OF CREDIT:

The Company has a line of credit with Bank of America to provide working capital of up to $50,000. The interest rate is 10.50% per annum payable monthly. The balance on the line of credit was $50,690 on September 30, 2000. The line of credit is unsecured.

On January 21, 2000, the Company obtained an additional $1,000,000 line of credit from Regions Bank. The line of credit bears interest at a variable rate (initially 9.0% per annum), payable monthly. The line is secured by 500,000 shares of the Company's Common Stock that are owned by Signal Compression, Inc. ("Signal"). The shares are subject to an agreement, whereby the Company was required to pay $37,500 and issue 200,000 shares of common stock to Signal for the right to collateralize the shares. The line is personally guaranteed by Richard S. Granville, III, a former Chief Executive Officer and former director of the Company. As of May 22, 2000, the line of credit had been paid down to $10,200 and converted to a term loan with a maturity of March 24, 2001. On September 24, 2000, the line was satisfied and the collateral returned to Signal.


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

 On April 14, 2000, approximately $1,421,000 of the proceeds from the Fourth Private Placement was used to repay all of the outstanding principal and interest on this note. As a result of the early payoff, the Company incurred a one-time charge to operations of $1,207,508 in the second quarter of 2000 representing the difference between the face value of the note and the discount recorded in the financial statements of $770,000, together with all deferred transaction fees and costs of $237,508.

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

As of August 14, 2000, Greenlight had elected not to exercise their option to purchase additional stock from the Company.



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

In March 2000, the Company awarded Louis Friedman an additional 336,000 shares in conjunction with the third private placement to C & S Private Equity Fund, LP. The shares were valued at $151,200 and a non-cash expense was recorded in the statement of operations for the quarter ended June 30, 2000.

11.  RELATED PARTY TRANSACTIONS:

On August 3, 2000, the Company borrowed $100,000 from Dr. Lee Silverstein, a Director of the Company, and $35,000 from James M. Blanchard, President and a Director of the Company. The loans bear an interest rate of the prime rate plus 4%. In consideration of the loans, the Company agreed to repay the loans as soon as adequate additional funding is obtained. Additionally, the Company has agreed to issue discounted warrants to purchase up to 1,000,000 shares and 350,000 shares of the Company's common stock ("restricted securities" under Rule 144 promulgated under the Securities Act) to Dr. Silverstein and Mr. Blanchard, respectively, at a purchase price of $.10 per share with an exercise period of five years.


12.  STOCK OPTIONS:

The Company has not yet adopted a stock option plan but has awarded stock options to certain directors, officers, and employees. The options vest in varying percentages, over varying time frames ranging from "date of grant," up to 4 years. The options, after vesting, will expire in varying periods ranging from 1 to 10 years. At September 30, 2000, 1,975,000 options were vested, with none being exercised or expired.

                                                 Number of Options                              Weighted Average
                                                   Outstanding                           Exercise Price Outstanding


December 31, 1998                                          0                                      N/a
     Awarded                                       1,592,540                                    $1.00
     Exercised                                             0                                    ______
                                              --------------                                    ------

December 31, 1999                                  1,592,540                                  $ 1 .00
                                                   ---------                                  -------
     Awarded                                       7,987,480                                    $ .68
     Exercised                                             0
     Cancelled/Expired                                     0                                    ______
                                                 --------------                                 ------

March 31, 2000                                     9,580,020                                    $ .73
                                                   ---------                                    -----

     Awarded                                       1,444,678                                   $ 1.00
     Exercised                                             0
     Cancelled/Expired                            ( 868,960)                                $ (  .68)
                                                  ----------                                ---------

June 30, 2000                                     10,155,738                                    $ .70
                                                  ----------                                    -----

     Awarded                                               0
     Exercised                                             0
     Cancelled/Expired                                     0
                                                  ----------


September 30, 2000                                10,155,738                                    $ .70
                                                  ----------                                    -----


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

An alternative method of accounting for stock options is SFAS 123, "Accounting for Stock-Based Compensation." Under SFAS 123, employee stock options are valued at the grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock options and employee stock purchase plans been determined based on the Black-Scholes model at the various grant dates, pro forma statements of operations for the period ended September 30, 2000, would have been as follows:

                                                 As reported             Adjustments            Pro Forma
Net Loss                                    $    13,601,806         $    (279,777)         $ 13,881,583
Loss per share                              $                               --             $     (.15)
                                                       (.15)

The fair value of cash options on each date of grant is determined based on the following assumptions:

     Risk free interest rate:                                    6.25%
     Life:                                                       4 - 10 years
     Dividends:                                                  none
     Volatility:                                                 100% - 124%
     Weighted average grant debt fair value:                     $0.40



13.  SUBSEQUENT EVENTS

Litigation:

On June 15, 2000, the Board of Directors of the Company voted to terminate for cause the employment of Mr. Benjamin F. Holcomb, Chairman of the Board and Chief Executive Officer of the Company, pursuant to the terms of Mr. Holcomb's Employment Agreement with the Company dated February 1, 2000. The termination date was effective as of July 15, 2000.

A dispute existed between Mr. Holcomb and the Company concerning the events related to the termination of Mr. Holcomb's employment, and the Company has received from Mr. Holcomb a purported Notice of Termination of the Employment Agreement, dated June 14, 2000. Mr. Holcomb has also resigned from the Company's Board of Directors, effective June 15, 2000.

On July 13, 2000, Benjamin J. Holcomb, former CEO and Chairman, filed a lawsuit in the Superior Court of DeKalb County, Georgia, naming Grace Development, Inc. and Louis Friedman, a Director of the Company, as defendants. The lawsuit sought to enforce a purported settlement agreement between Holcomb and the Company, or alternatively to recover damages for fraud, negligent misrepresentation, and breach of contract against Grace and for fraud, negligent misrepresentation, and tortious interference with contractual relations against Mr. Friedman.

On October 5, 2000, Grace successfully resolved all disputes with Mr. Holcomb and entered into a settlement agreement. The terms of the settlement are confidential and, in managements' view, not material to the financial condition of the Company.

Computer Plus Sales and Services, Inc. Acquisition:

On July 31, 2000, a wholly owned subsidiary of Grace entered into an agreement to acquire ComputerPlus Sales and Services, Inc. (CPSS). The acquisition was expected to be completed in the third quarter, however, in October 2000, the Company and CPSS mutually agreed to terminate the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Other potential risks and uncertainties include, but are not limited to:

o whether the Company can obtain additional capital to cover its operating losses, fund working capital requirements and continue as a going concern
o whether the Company will achieve the desired results of its recently implemented cost reduction and consolidation initiatives;
o     significant increases in competitive pressure in our industry;
o whether the Company can successfully implement new business strategies and manage projected growth;
o     changes  in   political  conditions  or  the   legislative  or  regulatory
      environment;
o     general  economic   conditions,   either  nationally  or  regionally   and
      especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in business activity;
o     changes occurring in business conditions and inflation;
o     changes in technology;
o     changes in the securities markets; and
o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 1999.

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

The predecessor acquired Avana Communications Corporation on May 5, 1999. The Company acquired WebWizard on January 31, 2000; PVTel on February 24, 2000 and Alpha Computer on June 30, 2000. Each of these acquisitions was accounted for as a purchase, and the results of operations of each acquired entity has been included in the Company's consolidated statements of operations from the date of the respective acquisition.

REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $13,601,806 for the nine months ended September 30, 2000 and had a working capital deficiency of $5,536,054 at September 30, 2000. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the periods ended September 30, 2000 and 1999.

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

This section does not contain a quarter-to-quarter comparison of the Company's 2000 and 1999 financial information because the Company did not have any significant operations in the third quarter of 1999, and as such, the comparison would not be meaningful.

RESULTS OF OPERATIONS

Revenues: Revenues for the third quarter ended September 30, 2000, totaled $2,820,413 and indicates an increase of $454,550 or 19% over second quarter revenues of $2,365,863. The increase can be attributed primarily to first quarter acquisitions, however, internal growth in existing businesses generated approximately $224,369, a 36% increase over second quarter revenues.

Cost of Services: Cost of services for providing Internet and Telecom services includes salaries and wages of those employed in customer and field service and in the technical support areas needed to maintain and upgrade the Company's network and systems. In addition, cost of services includes those cost associated with the design and implementation, including product cost, of network installations. For the quarter ended September 30, 2000, cost of services was $2,243,638, or 80% of revenues; a $9,002 increase from second quarter costs of $2,234,636, or 94% of revenues; resulting in a 14% margin improvement for the period.

Sales and Marketing Expenses: Sales and marketing expenses include the salaries and wages of sales and marketing personnel, advertising costs and development of the promotional campaign for both telecommunications sales and corporate branding. For the quarter ended September 30, 2000, sales and marketing expenses were $459,130; a decrease over second quarter expense of $620,779. This represents a decrease of $161,649 or 26%; however, on a comparative basis to revenues, the third quarter indicates an improvement over the second quarter; 16% vs. 28%.

General and Administrative Expenses: Included in General and Administrative expenses are salaries and wages of senior management and corporate headquarters personnel, professional fees, travel expenses, office supplies and other general expenses. Expenses in these categories decreased due to decline in the number of employees and decreased costs related to pursuing potential acquisitions and related financing activities. For the quarter ended September 30, 2000, General and Administrative expenses were $1,089,682; a decrease of $1,393,291 or 56% over the second quarter expense of $2,482,937.

Depreciation and Amortization: Depreciation expenses are computed using the straight-line method based upon the estimated useful lives of assets, generally two to ten years. Goodwill and other intangible costs are amortized over a five-year period. For the quarters ended September 30 and June 30, 2000, depreciation expense and amortization expense were $457,876 and $304,875; and $318,835 and $292,562, respectively. The increase in depreciation and amortization is attributed primarily to asset additions and full quarter amortization.

Interest Expense: The Company currently incurs interest expense on its lines of credit and under capitalized leases. For the quarter ended September 30, 2000, interest expense was $534,850; an increase of $297,359 over second quarter cost of $237,491. The increase is attributable to new financing leases, additional financing, and the inclusion of related interest for a full quarter.

Interest Income: The Company currently earns interest income on cash and cash equivalents and investments. For the quarter ended September 30, 2000, interest income was $ 71,344; an increase of $35,559 over second quarter income of $35,784.

Balance Sheet:

Accounts receivable, net of the allowance for doubtful accounts, increased from $56,458 at the end of 1999, to $1,390,078 as of September 30, 2000, due
primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and increased billings from sales of telecommunications services.

Equipment and software increased from $2,530,895 at the end of 1999, to $7,557,421 as of September 30, 2000, due in part to the acquisition of WebWizard, PVTel and Alpha Computer, but primarily to the purchase of approximately $3,500,000 in new network equipment from Lucent Technologies.

Goodwill, net of amortization, increased from $600,547 at the end of 1999, to $4,994,787 as of September 30, 2000, due to the acquisition of WebWizard, PVTel and Alpha Computer.

Accounts payable increased from $360,532 at the end of 1999, to $4,097,890 as of September 30, 2000, due primarily to the acquisition of WebWizard, PVTel and Alpha Computer, and to the increased purchasing activity related to the growth of internally generated revenues.

Accrued liabilities increased from $218,182 at the end of 1999, to $786,325 as of September 30, 2000, due in part to the acquisition of WebWizard, PVTel and Alpha Computer; and also related to costs associated with the third and fourth private placement financings.

Lines of credit decreased from $3,074,339 at the end of 1999, to $50,691 as of September 30, 2000, due primarily to the payoff of lines of credit with Regions Bank and BankTennessee totaling approximately $3,023,648 (net of draws). These lines of credit had been paid down to approximately $10,000, with a portion of the proceeds from the Fourth Private Placement.

Obligations under capital leases, net of current portion, increased from $1,237,634 at the end of 1999, to $5,477,465 as of September 30, 2000, due
primarily to the purchase of approximately $5,500,000 in new network equipment from Lucent Technologies and to the acquisition of WebWizard, PVTel and Alpha Computer. The current portion of obligations under capital leases increased from $735,170 at the end of 1999, to $ 1,739,588 as of September 30, 2000.

Long-term debt increased to $699,715 at September 30, 2000. There was no long-term debt at December 31, 1999. This debt is directly related to the Alpha Computer acquisition.

Stockholders' equity represented by Common Stock outstanding increased from $4,270,195 at the end of 1999, to $13,464,833 as of September 30, 2000, due
primarily to the issuance of shares related to the acquisition of WebWizard, PVTel and Alpha Computer, the Third and Fourth Private Placements, and the issuance of shares as compensation, as discussed in the notes to the financial statements.

The accumulated deficit increased from $3,115,833 at the end of 1999, to $16,717,640 as of September 30, 2000, due primarily to a net loss from operations of $11,728,584 and extraordinary one time charge of $4,989,056 related to the Third and Fourth private placement financings.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2000, the Company's operating activities required net cash of $5,243,762. Working capital decreased by $1,029,825 in the nine-month period ended September 30, 2000. Working capital was provided by proceeds from the Third and Fourth Private Placement financing, which was offset in part by the current portion of leases capitalized during the second quarter and draws against the lines of credit used for the same period. Changes in net cash from operations resulted primarily from the loss for the period offset in part by non-cash items of depreciation, amortization and compensation paid in the form of stock. The changes in net cash were also affected by a net increase of $499,222 in accounts receivable, prepaid expenses, other assets; with additional cash used by a decrease in accounts payable and accrued liabilities of $366,699.

Cash provided by investing activities was $3,212,248 for the nine months ended September 30, 2000. Expenditures of cash for property and equipment were made totaling $16,543 for the quarter ended June 30, 2000.

The Company's financing activities occurring in the first half of 2000 consisted of the Third and Fourth Private Placements and four lines of credit. This activity generated $4,885,537 net of certain repayments, to the Company. Notes 7,8, and 10 to the Consolidated Financial Statements of the Company (included in
Item 1 of Part I of this Form 10-Q are incorporated herein by reference) describe the Third and Fourth Private Placements, and the lines of credit. There were no such financing activities in the quarter ended September 30, 2000.

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

As of September 30, 2000, the Company had cash and cash equivalents of $277,349. The Company also had $104,773 in certificates of deposit less offsetting related liabilities in the form of letters of credit of $104,773. With $277,349 of cash and cash equivalents and $0 of net proceeds available from certificates of deposit, the Company had $277,349 with which to meet its current obligations and fund its operations. Management believes this amount is not sufficient to cover the Company's anticipated operating losses and expand its business as currently planned. The Company will therefore require additional capital to fund its anticipated operating losses and planned capital expenditure requirements.

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

A dispute existd between Mr. Holcomb and the Company concerning the events related to the termination of Mr. Holcomb's employment, and the Company has received from Mr. Holcomb a purported Notice of Termination of the Employment Agreement, dated June 14, 2000. Mr. Holcomb has also resigned from the Company's Board of Directors, effective June 15, 2000.

On July 13, 2000, Mr. Holcomb filed a lawsuit in the Superior Court of DeKalb County, Georgia, naming Grace Development, Inc. and Louis Friedman, a Director of the Company, as defendants. The lawsuit sought to enforce a purported settlement agreement between Holcomb and the Company, or alternatively to recover damages for fraud, negligent misrepresentation, and breach of contract against Grace and for fraud, negligent misrepresentation, and tortious interference with contractual relations against Mr. Friedman. The lawsuit sought a judgment of at least $150,000 under the purported settlement agreement or at least $500,000 under the alternative damages theories. The Company and Friedman denied the allegations in the lawsuit.

On October 5, 2000, Grace successfully resolved all disputes with Mr. Holcomb and entered into a settlement agreement. The terms of the settlement are confidential and, in managements' view, not material to the financial condition of the Company.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                  The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

(b)      Reports on Form 8-K.

1. Report on Form 8-K, dated August 9, 2000, filed in connections with a lawsuit filed August 18, 2000 by the former Chairman of the Board, Mr. Ben Holcomb, against Grace Development, Inc.

2. Current Report on Form 8-K, dated October 5, 2000, filed October 5, 2000, in connection with the resolution of disputes with Mr. Holcomb.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRACE DEVELOPMENT, INC.
                                            (Registrant)

Date:  November 15, 2000            By:     /s/ James M. Blanchard
                                            ----------------------
                                                 James M. Blanchard
                                                 President and CEO

                                    By:      /s/ James C. Foregger
                                                 James C. Foregger
                                        Vice President of Finance and Accounting
                                    (Principal financial and accounting officer)

                                  EXHIBIT INDEX

----------------- --------------------------------------------------------------
Exhibit
Number            Exhibit Title

----------------- --------------------------------------------------------------
----------------- --------------------------------------------------------------

----------------- --------------------------------------------------------------
----------------- --------------------------------------------------------------
27.1              Financial Data Schedule.

----------------- --------------------------------------------------------------
----------------- --------------------------------------------------------------

----------------- --------------------------------------------------------------